Form 10-K
period 1993-12-31
BELL ATLANTIC NEW JERSEY INC
filed 1994-03-31
CIK 71428

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

                                ----------------


     (Mark one)
        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to


                         Commission file number 1-3488


                        BELL ATLANTIC - NEW JERSEY, INC.

               (Former Name:  New Jersey Bell Telephone Company)


A New Jersey Corporation          I.R.S. Employer Identification No. 22-1151770


                   540 Broad Street, Newark, New Jersey 07101


                        Telephone Number (201) 649-9900

                                ----------------

Securities registered pursuant to Section 12(b) of the Act: See attached Schedule A.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

                       BELL ATLANTIC - NEW JERSEY, INC.


                                   SCHEDULE A



Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
                    Title of each class                    on which registered
     ------------------------------------------------     ------------------

*    Forty Year 8 1/4% Debentures, due February 15, 1994     New York Stock
                                                                Exchange

     Forty Year 7 1/4% Debentures, due April 1, 2011                "

     Forty Year 7 3/8% Debentures, due June 1, 2012                 "

**   Forty Year 7 3/4% Debentures, due September 1, 2013            "

**   Forty Year 8% Debentures, due September 15, 2016               "

- --------------------------------------------------------------------------------

 *  These debentures were redeemed on January 7, 1994.

 ** These debentures were redeemed on March 2, 1994.

                       BELL ATLANTIC - NEW JERSEY, INC.


                               TABLE OF CONTENTS


Item No.                                                             Page
- --------                                                             ----
                                    PART I

1.  Business...................................................        1
2.  Properties.................................................       14
3.  Legal Proceedings..........................................       15
4.  Submission of Matters to a Vote of Security Holders .......       16



                                    PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters ..........................................    16
6.  Selected Financial Data ......................................    16
7.  Management's Discussion and Analysis of Results of Operations
    (Abbreviated pursuant to General Instruction J(2)) ...........    17
8.  Financial Statements and Supplementary Data ..................    24
9.  Changes in and Disagreements with Accountants on Accounting
    and Financial Disclosure .....................................    24


                                    PART III

10. Directors and Executive Officers of the Registrant ...........    24
11. Executive Compensation........................................    24
12. Security Ownership of Certain Beneficial Owners and
    Management....................................................    24
13. Certain Relationships and Related Transactions................    24


                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on
    Form 8-K .....................................................    24

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 24, 1994.

                       BELL ATLANTIC - NEW JERSEY, INC.


                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

   Bell Atlantic - New Jersey, Inc. (formerly New Jersey Bell Telephone Company) (the "Company") is incorporated under the laws of the State of New Jersey and has its principal offices at 540 Broad Street, Newark, New Jersey 07101 (telephone number 201-649-9900). The Company is a wholly owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic"), which is one of the seven regional holding companies ("RHCs") formed in connection with the court-approved divestiture (the "Divestiture"), effective January 1, 1984, of those assets of the American Telephone and Telegraph Company ("AT&T") related to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications.

   The Company presently serves a territory consisting of three Local Access and Transport Areas ("LATAs"). These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which the Company may provide telephone service.

   The Company provides two basic types of telecommunications services. First, the Company transports telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and toll services. Local service includes the provision of local exchange ("dial tone"), local private line and public telephone services (including dial tone service for pay telephones owned by the Company and other pay telephone providers). Among other local services provided are Centrex (telephone company central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service
(WATS)/800 services (volume discount offerings for customers with highly concentrated demand). The Company also earns toll revenue from the provision of telecommunications service between LATAs ("interLATA service") in the corridors between the cities (and certain surrounding counties) of (i) New York, New York and Newark, New Jersey, and (ii) Philadelphia, Pennsylvania and Camden, New Jersey. Second, the Company provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide interLATA telecommunications service to their customers. See "Competiton - IntraLATA Toll Competition".

   The communications industry is currently undergoing fundamental changes driven by the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged. Although no definitive predictions can be made of the market opportunities these changes will present or whether Bell Atlantic and its subsidiaries, including the Company, will be able successfully to take advantage of these opportunities, Bell Atlantic is positioning itself to be a leading communications, information services and entertainment company.


                                   OPERATIONS

   During 1993, Bell Atlantic reorganized certain functions formerly performed by each of the seven Bell System operating companies ("BOCs") transferred to it pursuant to the Divestiture, including the Company (collectively, the "Network Services Companies"), into nine lines of business ("LOBs") organized across the Network Services Companies around specific market segments. The Network Services Companies, however, remain responsible within their respective service areas for the provision of telephone services, for financial performance and for regulatory matters. The nine LOBs are:

                       BELL ATLANTIC - NEW JERSEY, INC.


   The Consumer Services LOB markets communications services to residential
       -----------------
customers within the service territories of the Network Services Companies, including the service territory of the Company, and plans in the future to market information services and entertainment programming.

   The Carrier Services LOB markets (i) switched and special access to the
       ----------------
Company's local exchange network, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. The principal customers of this LOB are interexchange carriers; AT&T is the largest single customer. Other customers include business customers and government agencies with their own special access network connections, wireless customers and other local exchange carriers ("LECs") which resell network connections to their own customers.

   The Small Business Services LOB markets communications and information
       -----------------------
services to small businesses (customers having up to 20 access lines or 100 Centrex lines).

   The Large Business Services LOB markets communications and information
       -----------------------
services to large businesses (customers having more than 20 access lines or more than 100 Centrex lines). These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, surveillance, videoconferencing) and integrated multi-media applications services.

   The Directory Services LOB manages the provision of (i) advertising and
       ------------------
marketing services to advertisers, and (ii) listing information (e.g., White Pages and Yellow Pages). These services are currently provided primarily through print media, but the Company expects that use of electronic formats will increase in the future. In addition, the Directory Services LOB manages the provision of photocomposition, database management and other related products and services to publishers.

   The Public and Operator Services LOB markets pay telephone and operator
       ----------------------------
services in the service territories of the Network Services Companies to meet consumer needs for accessing public networks, locating and identifying network subscribers, providing calling assistance and arranging billing alternatives (e.g., calling card, collect and third party calls).

   The Federal Systems LOB markets communications and information technology and
       ---------------
services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government.

   The Information Services LOB has been established to provide programming
       --------------------
services, including on-demand entertainment, transactions and interactive multimedia applications within the Territory and in selected other markets. See "FCC Regulation and Interstate Rates - Telephone Company Provision of Video Dial Tone and Video Programming".

   The Network LOB manages the technologies, services and systems platforms
       -------
required by the other eight LOBs and the Network Services Companies, including the Company, to meet the needs of their respective customers, including, without limitation, switching, feature development and on-premises installation and maintenance services.

   The Company has been making and expects to continue to make significant capital expenditures on its networks to meet the demand for communications services and to further improve such services. Capital expenditures of the Company were approximately $609 million in 1991, $596 million in 1992 and $590 million in 1993. The total investment of the Company in plant, property and equipment decreased from approximately $8.39 billion at December 31, 1991 to

                       BELL ATLANTIC - NEW JERSEY, INC.


approximately $8.08 billion at December 31, 1992, and increased to approximately $8.38 billion at December 31, 1993, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

   The Company is projecting construction expenditures for 1994 of approximately $630 million. However, subject to regulatory approvals, the Network Services Companies, including the Company, plan to allocate capital resources to the deployment of broadband network platforms (technologies ultimately capable of providing a switched facility for access to and transport of high-speed data services, video-on-demand, and image and interactive multimedia applications). Most of the funds for these expenditures are expected to be generated internally. Some additional external financing may be necessary or desirable.


                         LINE OF BUSINESS RESTRICTIONS

   The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court, set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic. The MFJ's principal restrictions on post-Divestiture RHC activities included prohibitions on (i) providing interexchange telecommunications, (ii) providing information services, (iii) engaging in the manufacture of telecommunications equipment and customer premises equipment ("CPE"), and (iv) entering into any non-telecommunications businesses, in each case without the approval of the D.C. District Court. Since Divestiture, the D.C. District Court has retained jurisdiction over the construction, modification, implementation and enforcement of the MFJ.

   In September 1987, the D.C. District Court rendered a decision which eliminated the need for the RHCs to obtain its approval prior to entering into non-telecommunications businesses. However, the D.C. District Court refused to eliminate the restrictions relating to equipment manufacturing or providing interexchange services. With respect to information services, the Court issued a ruling in March 1988 which permitted the RHCs to engage in a number of information transport functions as well as voice storage and retrieval services, including voice messaging, electronic mail and certain information gateway services. However, the RHCs were generally prohibited from providing the content of the data they transmitted. As the result of an appeal of the D.C. District Court's September 1987 and March 1988 decisions by the RHCs and other parties, the United States Court of Appeals for the District of Columbia Circuit ordered the D.C. District Court to reconsider the RHCs' request to provide information content and determine whether removal of the restrictions thereon would be in the public interest. In July 1991, the D.C. District Court removed the remaining restrictions on RHC participation in information services, but imposed a stay pending appeal of that decision. In October 1991, the United States Court of Appeals for the District of Columbia Circuit vacated the stay, thereby permitting the RHCs to provide information services, and in May 1993 affirmed the D.C. District Court's July 1991 decision. The United States Supreme Court denied certiorari in November 1993.

   Several bills have been introduced in the current session of Congress pursuant to which the line of business restrictions established by the MFJ could be eliminated or modified. No definitive prediction can be made as to whether or when any such legislation will be enacted, the provisions thereof or their impact on the business or financial condition of the Company.

                      FCC REGULATION AND INTERSTATE RATES

   The Company is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate services and certain related matters. The FCC prescribes a uniform system of accounts for telephone companies, interstate depreciation rates and the principles and standard procedures used to separate plant investment, expenses, taxes and reserves

                       BELL ATLANTIC - NEW JERSEY, INC.


between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities ("separations procedures"). The FCC also prescribes procedures for allocating costs and revenues between regulated and unregulated activities.

  Interstate Access Charges

   The Company provides intraLATA service and, with certain limited exceptions, does not participate in the provision of interLATA service except through offerings of exchange access service. The FCC has prescribed structures for exchange access tariffs to specify the charges ("Access Charges") for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. Access Charges are intended to recover the related costs of the Company which have been allocated to the interstate jurisdiction ("Interstate Costs") under the FCC's separations procedures.

   In general, the tariff structures prescribed by the FCC provide that Interstate Costs of the Company which do not vary based on usage ("non-traffic sensitive costs") are recovered from subscribers through flat monthly charges ("Subscriber Line Charges"), and from interexchange carriers through usage-sensitive Carrier Common Line ("CCL") charges. See "FCC Regulation and Interstate Rates - FCC Access Charge Pooling Arrangements". Traffic-sensitive Interstate Costs are recovered from carriers through variable access charges based on several factors, primarily usage.

   In May 1984, the FCC authorized the implementation of Access Charge tariffs for "switched access service" (access to the local exchange network) and of Subscriber Line Charges for multiple line business customers (up to $6.00 per month per line). In 1985, the FCC authorized Subscriber Line Charges for residential and single-line business customers at the rate of $1.00 per month per line, which increased in installments to $3.50 effective April 1, 1989.

   As a result of the phasing in of Subscriber Line Charges, a substantial portion of non-traffic sensitive Interstate Costs is now recovered directly from subscribers, thereby reducing the per-minute CCL charges to interexchange carriers. This significant reduction in CCL charges has tended to reduce the incentive for interexchange carriers and their high-volume customers to bypass the Company's switched network via special access lines or alternative communications systems. However, competition for this access business has increased in recent years. See "Competition - Alternative Access and Local Services".

  FCC Access Charge Pooling Arrangements

   The FCC previously required that all LECs, including the Company, pool revenues from CCL and Subscriber Line Charges that cover the non-traffic sensitive costs of the local exchange network, that is, the Interstate Costs associated with the lines from subscribers' premises to telephone company central offices. To administer such pooling arrangements, the FCC mandated the formation of the National Exchange Carrier Association, Inc. Some LECs received more revenue from the pool than they billed their interexchange carrier customers using the nationwide average CCL rate. Other companies, including the Company, received substantially less from the pool than the amount billed to their interexchange carrier customers.

   By an order adopted in 1987, the FCC changed its mandatory pooling requirements. These changes, which became effective April 1, 1989, permitted all of the Network Services Companies as a group to withdraw from the pool and to charge CCL rates which more closely reflect their non-traffic sensitive costs. The Network Services Companies, including the Company, are still obligated to make contributions of CCL revenues to companies who choose to continue to pool non-traffic sensitive costs so that the pooling companies can charge a CCL rate no greater than the nationwide average CCL rate. In addition to this continuing obligation, the Network Services Companies, including the Company, have a transitional support obligation to high cost companies who left the pool in 1989 and 1990. This transitional support obligation phases out over five years.

                       BELL ATLANTIC - NEW JERSEY, INC.


These long-term and transitional support requirements will be recovered in the Network Services Companies' (including the Company's) CCL rates.

  Depreciation

   Depreciation rates provide for the recovery of the Company's investment in telephone plant and equipment, and are revised periodically to reflect more current estimates of remaining service lives and future net salvage values. In October 1993, the FCC issued an order simplifying the depreciation filing process by reducing the information required for certain categories of plant and equipment whose remaining service life, salvage estimates and depreciatation rates fall within an approved range. Petitions for reconsideration of that order were filed in December 1993. In November 1993, the FCC issued a further order inviting comments on proposed ranges for an initial group of categories of plant and equipment.

  Price Caps

   In September 1990, the FCC adopted "price cap" regulation to replace the traditional rate of return regulation of LECs. LEC price cap regulation became effective on January 1, 1991.

   The price cap system places a cap on overall prices for interstate services and requires that the cap decrease annually, in inflation-adjusted terms, by a fixed percentage which is intended to reflect expected increases in productivity. The price cap level can also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. LECs subject to price caps have somewhat increased flexibility to change the prices of existing services within certain groupings of interstate services, known as "baskets".

   Under price cap regulation, the FCC set an authorized rate of return of 11.25% for the years 1991 and beyond. To the extent that a company is able to earn a higher rate of return through improved efficiency, the FCC's price cap rules permit them to retain the full amount of this higher return up to 100 basis points above the authorized rate of return (currently, up to a 12.25% rate of return). If a company's rate of return is between 100 and 500 basis points above the authorized rate of return (that is, currently, between 12.25% and 16.25%), the company must share 50% of the earnings above the 100-basis-point level with customers by reducing rates prospectively. All earnings above the 500-basis-point level must be returned to customers in the form of prospective rate decreases. If, on the other hand, a company's rate of return is more than 100 basis points below the authorized rate of return (that is, currently, below 10.25%), the company is permitted to increase rates prospectively to make up the deficiency.

   Under FCC-approved tariffs, the Network Services Companies are charging uniform rates for interstate access services (with the exception of Subscriber Line Charges) throughout their service areas and are regarded as a single unit by the FCC for rate of return measurement.

   On February 16, 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of LEC price cap rules and decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded by the end of 1994.

   In January 1993, the FCC denied the Company exogenous treatment of the increased expense for postretirement benefits required under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which the Company adopted effective January 1, 1991. The Company has appealed this decision. The appeal is likely to be decided during the second half of 1994.

                       BELL ATLANTIC - NEW JERSEY, INC.


  Computer Inquiry III

   In August 1985, the FCC initiated Computer Inquiry III to re-examine its regulations requiring that "enhanced services" (e.g., voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company to offer enhanced services, subject to compliance with a series of nonstructural safeguards designed to promote an effectively competitive market. These safeguards include detailed cost accounting, protection of customer information and certain reporting requirements.

   In June 1990, the United States Court of Appeals for the Ninth Circuit vacated and remanded the Computer Inquiry III decisions to the FCC, finding that the FCC had not fully justified those decisions. In December 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Computer III Open Network Architecture ("ONA") requirements and strengthened some of the nonstructural safeguards. In the interim, the Network Services Companies, including the Company, had filed interstate tariffs implementing the ONA requirements. Those tariffs became effective in February 1992, subject to further investigation. That investigation was completed on December 15, 1993, when an order was released making minor changes to the Network Services Companies' ONA rates. In March 1992, the Company certified to the FCC that it had complied with all initial ONA obligations and therefore should be granted structural relief for enhanced services. The FCC granted the Company structural relief in June 1992. Other parties have appealed this decision, which remains in effect pending the outcome of the appeal. A decision on the appeal is likely by the end of 1994.

   The FCC's December 1991 order has been appealed to the United States Court of Appeals for the Ninth Circuit by several parties. Pending decision on those appeals, the FCC's decision remains in effect. If a court again reverses the FCC, the Company's right to offer enhanced services could be impaired.

  FCC Cost Allocation and Affiliate Transaction Rules

   In 1987, the FCC adopted rules governing (i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and
(ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

   The cost allocation rules apply to certain unregulated activities:
activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC.
The costs of these activities are removed prior to the separations procedures process and are allocated to unregulated activities in the aggregate, not to specific services for pricing purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures. These activities include (i) those which have been deregulated by the FCC without preempting state regulation, (ii) those which have been deregulated by a state but not the FCC and (iii) "incidental activities," which cannot, in the aggregate, generate more than 1% of a company's revenues. Since the Network Services Companies, including the Company, engage in these types of activities, the Network Services Companies, including the Company, pursuant to the FCC's cost allocation rules, filed a cost allocation manual, which has been approved by the FCC.

   The affiliate transaction rules govern the pricing of assets transferred to and services provided by affiliates. These rules generally require that assets be transferred between affiliates at "market price", if such price can be established through a tariff or a prevailing price actually charged to third parties. In the absence of a tariff or prevailing price, "market price" cannot be established, in which case (i) asset transfers from a regulated to an unregulated affiliate must be valued at the higher of cost or fair market value, and (ii) asset transfers from an unregulated to a regulated affiliate must be valued at the lower of cost or fair market value. The affiliate transaction rules require that a service provided by one affiliate to another affiliate,

                       BELL ATLANTIC - NEW JERSEY, INC.


which service is also provided to unaffiliated entities, must be valued at tariff rates or market prices. If the affiliate does not also provide the service to unaffiliated entities the price must be determined in accordance with the FCC's cost allocation principles. In October 1993, the FCC proposed new affiliate transaction rules which would essentially eliminate the different rules for the provision of services and apply the asset transfer rules to all affiliate transactions. The Network Services Companies, including the Company, have filed comments opposing the proposed rules.

   The FCC has not attempted to make its cost allocation or affiliate transaction rules preemptive. State regulatory authorities are free to use different cost allocation methods and affiliate transaction rules for intrastate ratemaking and to require carriers to keep separate allocation records.

  Telephone Company Provision of Video Dial Tone and Video Programming

   In 1987, the FCC initiated an inquiry into whether developments in the cable and telephone industries warranted changes in the rules prohibiting telephone companies such as the Company from providing video programming in their respective service territories directly or indirectly through an affiliate.

   In November 1991, the FCC released a Further Notice of Proposed Rulemaking in these proceedings. In August 1992, the FCC issued an order permitting telephone companies such as the Company to provide "video dial tone" service. Video dial tone permits telephone companies to provide video transport to multiple programmers on a non-discriminatory common carrier basis. The FCC has also ruled that neither telephone companies that provide video dial tone service, nor video programmers that use these services, are required to obtain local cable franchises. Other parties have appealed these orders, which remain in effect pending the outcome of the appeal.

   In late 1992, the Company entered into agreements pursuant to which, pending regulatory approval, it would provide video dial tone transport services to two video programmers in New Jersey. As contemplated by its contract with Sammons Communications, Incorporated ("Sammons"), the Company will deploy fiber optic technology that will enable Sammons and other video information providers to deliver video programming in three Morris County, New Jersey communities over a video dial tone platform. The Company's contract with Future Vision of America Corporation ("Future Vision") contemplates that the Company will deploy fiber optic technology in the Dover Township, New Jersey telephone network to establish a video dial tone platform that will allow Future Vision and other video information providers to deliver competitive video programming services in that community. Applications for approval to deploy these video dial tone systems are pending at the FCC.

   In December 1992, two Bell Atlantic Companies, Bell Atlantic - Virginia, Inc. and Bell Atlantic Video Services Company, filed a lawsuit against the federal government in the United States District Court for the Eastern District of Virginia seeking to overturn the prohibition in the Cable Communications Policy Act of 1984 against LECs providing video programming in their respective service areas. In a decision rendered in August 1993 and clarified in October 1993, the court struck down this prohibition as a violation of the First Amendment's freedom of speech protections and enjoined its enforcement against Bell Atlantic, the Network Services Companies, including the Company, and Bell Atlantic Video Services Company. This decision has been appealed to the United States Court of Appeals for the Fourth Circuit.

   In early 1993, the FCC granted Bell Atlantic authority to test a new technology known as Asynchronous Digital Subscriber Line ("ADSL") for use in delivering video entertainment and information over existing copper telephone lines. Beginning in March 1993, Bell Atlantic began a one-year technical trial of ADSL serving up to 400 Bell Atlantic employees in northern Virginia. In the Fall of 1993, Bell Atlantic petitioned the FCC for authorization to expand and convert this technical trial upon its completion into a six month market trial serving up to 2000 customers. Bell Atlantic also requested authority to offer a commercial video dial tone service to customers served by 25 central offices in parts of northern Virginia and southern Maryland

                       BELL ATLANTIC - NEW JERSEY, INC.


upon completion of the six month market trial. These applications are pending at the FCC.

  Interconnection and Collocation

   In October 1992, the FCC issued an order allowing third parties to collocate their equipment in telephone company offices to provide special access (private line) services to the public. The FCC's stated purpose was to encourage greater competition in the provision of interstate special access services. The order permits collocating parties to pay LECs an interconnection charge that is lower than the existing tariffed rates for similar non-collocated services; it allows LECs limited additional pricing flexibility for their own special access services when collocated interconnection is operational. In February 1993, Bell Atlantic's seven telephone subsidiaries, including the Company, filed an interstate tariff to allow collocation for special access services. This tariff is currently effective. Bell Atlantic and certain other parties have appealed the FCC's special access collocation order. Bell Atlantic expects the appeal to be decided in 1994.

   On September 2, 1993, the FCC extended collocation to switched access services. The terms and conditions for switched access collocation are similar to those for special access collocation. On November 18, 1993, Bell Atlantic's seven telephone subsidiaries, including the Company, filed an interstate tariff to allow collocation for switched access services. This tariff became effective on February 16, 1994. Bell Atlantic and certain other parties have appealed the FCC's switched access collocation order. Appeals of this order have been stayed pending a decision on the appeals of the special access collocation order.

   Increased competition through collocation will adversely affect the revenues of the Company, although some of the lost revenues could be offset by increased demand of the Company's own special access services as a result of the slightly increased pricing flexibility that the FCC has permitted. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, may be larger than from special access collocation.

  Intelligent Networks

   In December 1991, the FCC issued a Notice of Inquiry into the plans of the BOCs, including the Company, to deploy new "modular" network architectures, such as Advanced Intelligent Network ("AIN") technology. The Notice of Inquiry asks what, if any, regulatory action the FCC should take to assure that such architectures are deployed in a manner that is "open, responsive, and procompetitive". On August 31, 1993, the FCC issued a Notice of Proposed Rulemaking proposing a schedule for AIN deployment. The proposals in that Notice of Proposed Rulemaking generally follow those that Bell Atlantic proposed in its response to the Notice of Inquiry. The Company cannot estimate when the FCC will conclude this proceeding.

   The results of this proposed rulemaking could include a requirement that the Company offer individual components of its services, such as switching and transport, to competitors who will provide the remainder of such services through their own facilities. Such increased competition could divert revenues from the Company. However, deployment of AIN technology may also enable the Company to respond more quickly and efficiently to customer requests for new services. This could result in increased revenues from new services that could at least partially offset losses resulting from increased competition.


                     STATE REGULATION AND INTRASTATE RATES

   The communications services of the Company are subject to regulation by the New Jersey Board of Regulatory Commissioners (formerly the Board of Public Utilities) (the "BRC") with respect to intrastate rates and services and other matters.

                       BELL ATLANTIC - NEW JERSEY, INC.


   In June 1987, the BRC issued an order approving a Rate Stability Plan ("RSP") that modified the way the BRC monitors the Company's intrastate earnings.
Rather than continue to monitor overall company financial performance, the RSP authorized financial performance surveillance only of less competitive services. The RSP also capped intrastate tariffed rates for its six year duration (July 1, 1987 through June 30, 1993), subject, however, to certain exceptions which would permit the Company to seek increases in tariffed rates during the RSP's fourth through sixth years.

   The RSP separated the Company's intrastate services into two categories:
Group I (more competitive) services such as directory advertising, Centrex, pay telephone services, billing and collection services, high capacity channel and special access services, public data networks, central office local area networks, pay-per-view ordering service, high capacity digital hand-off service, Bellboy/(R)/ paging service, 911 enhanced terminal equipment and Home Intercom; and Group II (less competitive) services such as local exchange service, local usage, message toll service, 800 data base complementary service, and Repeat Call and Return Call. Only the Group II services were subject to financial performance monitoring by the BRC for the purpose of determining whether or not the Company was earning the target rate of return for those services. In January 1989, the BRC issued an order which established a target rate of return on equity of 12.9% for the purpose of monitoring the financial performance of the Group II category of services. Under the RSP, the Company was allowed to charge competitive rates for Group I services, without restriction and without financial performance monitoring.

   The New Jersey Telecommunications Act of 1992 (the "NJ Telecommunications Act") became effective in January 1992. The NJ Telecommunications Act authorized the BRC to adopt alternative regulatory frameworks that provide incentives to telecommunications companies for aggressive deployment of new technologies. It also deregulated services which the BRC has found to be competitive. Pursuant to that legislation, the Company filed its Plan for Alternative Form of Regulation in March 1992, and a revised plan in May 1992. This revised plan was unanimously approved by the BRC in December 1992, with certain modifications the written order reflecting that approval was issued on May 6, 1993. The Company filed a plan conforming to the BRC's order (the "NJ PAR"), which became effective on May 20, 1993. Several parties have filed judicial appeals of the BRC's order. The briefing schedule for this appeal extends through the middle of August 1994.

   The NJ PAR, which supersedes the RSP, divides the Company's services into Rate-Regulated Services (formerly Group II services) and Competitive Services (formerly Group I and services which have never been regulated by the BRC). Under this Plan, the Company's Rate-Regulated Services are grouped in two categories:

   - "Protected Services": Basic residence and business service, Touch-Tone, access services, message toll services and the ordering, installation and restoration of these services. Rates for Protected Services, other than basic residence service, may be increased beginning January 1996 in an amount limited to the prior year's increase in the Gross National Product-Price Index ("GNP-PI") less a 2% productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 11.7%. Basic residence service rates are frozen through December 1999.

   - "Other Services": Custom calling, Custom Local Area Signaling Services ("CLASS" services which utilize Signaling System 7), operator services and 911 enhanced service. Rates for Other Services may be increased beginning January 1996 in an amount limited to the prior year's increase in the GNP-PI less a 2% productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 12.7%.

   All earnings above a return on equity of 13.7% for Rate-Regulated Services will be shared equally with customers. There is no point at which the earnings are capped.

   Competitive Services are deregulated under the NJ Telecommunications Act. Other services such as premises wire maintenance, Answer Call and electronic

                       BELL ATLANTIC - NEW JERSEY, INC.


messaging, which have never been regulated by the BRC, continue to be deregulated under the NJ Telecommunications Act.

                           NEW PRODUCTS AND SERVICES

   The following were among the new products and services introduced by the Company in 1993:

   IntelliLinQ PRI (Integrated Service Digital Network - Primary Rate Interface
   ---------------
(ISDN-PRI) is an optional arrangement for local exchange access, directed at medium and large business customers with PBX service, which enables customers to increase the efficacy of their current trunking and to transmit 64Kbps circuit-switch data over the public network.

   64 Clear Channel Capability is a new option of Feature Group D Access Service
   ---------------------------
which increases a channel's traffic capacity and provides customers with the ability to establish interLATA calls to and from end-users who are served by ISDN-equipped switches and access lines.

   Three-Way Calling Usage Service is an interim limited product offering
   -------------------------------
providing the ability to add another party to an established call and conduct a three-way conference or after establishing the conference call allowing the initiating party to hang up without disconnecting the remaining two parties;

   Centrex Extend permits multi-location Centrex intercom service for a closed
   --------------
end user group of a single Centrex customer.

   The Company also introduced Flexible Automatic Number Identification Service,
                               ------------------------------------------------
Call Restriction, Expanded Calling Area Service and Connect Request Service.
- ----------------  -----------------------------     -----------------------


                                  COMPETITION

   Regulatory proceedings, as well as new technology, are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company.

  Alternative Access and Local Services

   A substantial portion of the Company's revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

   The Company faces competition from alternative communications systems, constructed by large end users, interexchange carriers, and alternative access vendors which are capable of originating and/or terminating calls without the use of the local telephone company's plant. Teleport Communications Group Inc. ("Teleport") provides competitive access service in the New York metropolitan area, including northern New Jersey.

   The ability of such alternative access providers to compete with the Company has been enhanced by the FCC's orders requiring the Company to offer collocated interconnection for special and switched access services.

   Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the Company's local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the Company's lines.

   Well-financed competitors may soon seek authority to offer competing local exchange services, such as dial tone and local usage, in some of the most lucrative of the Company's local telephone service areas.

                       BELL ATLANTIC - NEW JERSEY, INC.


Teleport and MFS Communications Company, Inc. ("MFS") both offer local exchange service in metropolitan New York and may seek to extend that service into northern New Jersey.

   The two largest long-distance carriers are also positioning themselves to begin to offer services that will compete with the Company's local exchange services. In November 1992, AT&T announced its intention to acquire a controlling interest in McCaw Cellular Communications Inc. ("McCaw"), the largest cellular company in the United States, and to integrate McCaw's wireless local service network with AT&T's long distance network. In December 1993, MCI Communications Corporation ("MCI") announced its intention to invest $2 billion to begin building competing local exchange and access networks in twenty major markets in the United States, some of which are likely to be in the Company's service territory. In March 1994, MCI also announced its intention to acquire a substantial interest in Nextel Communications Inc. (formerly Fleet Call Inc.), and to integrate Nextel's wireless local service network with MCI's long distance network in at least 10 major markets, one or more of which might be in the Company's service territory.

   The entry of these and other local exchange service competitors will almost certainly reduce the local exchange service revenues of the Company, at least in the market segments and geographical areas in which the competitors operate. Depending on such competitors' success in marketing their services, and the conditions of interconnection established by the regulatory commissions, these reductions could be significant. These revenue reductions may be offset to some extent by revenues from interconnection charges to be paid to the Company by these competitors.

   The Company seeks to meet such competition by establishing and/or maintaining competitive cost-based prices for local exchange services (to the extent the FCC and state regulatory authorities permit the Company's prices to move toward costs), by keeping service quality high and by effectively implementing advances in technology. See "FCC Regulation and Interstate Rates -Interstate Access Charges" and "- FCC Access Charge Pooling Arrangements".

  Personal Communications Services

   Radio-based personal communications services ("PCS") also constitute potential sources of competition to the Company. PCS consists of wireless portable telephone services which would allow customers to make and receive telephone calls from any location using small handsets, and which could also be used for data transmission. The FCC has authorized trials of such services, using a variety of technologies, by numerous companies.

   In September 1993, the FCC issued a report and order allocating radio spectrum to be licensed for use in providing PCS. Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States; five of the spectrum blocks would be auctioned by "basic trading area" and the remaining two would be auctioned by larger "major trading area" (as such trading areas are defined by Rand McNally). LECs and companies with LEC subsidiaries, such as Bell Atlantic, are eligible to bid for PCS licenses, except that cellular carriers, such as Bell Atlantic, are limited to obtaining only 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area. Bell Atlantic has stated that it intends to pursue PCS licenses in the auctions, which are expected to be held in 1994 or in early 1995.

   In December 1993, the FCC awarded Pioneer's preference PCS licenses to, among other entities, Omnipoint Communications, Inc. ("Omnipoint"), whose license authorizes it to provide service in the New York metropolitan area, which includes the northern New Jersey areas served by the Company.

   If implemented, PCS and other similar services would compete with services currently offered by the Company, and could result in losses of revenues.

                       BELL ATLANTIC - NEW JERSEY, INC.


  Centrex

   The Company offers Centrex service, which is a telephone company central office-based communications system for business, government and other institutional customers consisting of a variety of integrated software-based features located in a centralized switch or switches and extended to the customer's premises primarily via local distribution facilities. In the provision of Centrex, the Company is subject to significant competition from the providers of CPE systems, such as private branch exchanges ("PBXs"), which perform similar functions with less use of the Company's switching facilities.

   Users of Centrex systems generally require more subscriber lines than users of PBX systems of similar capacity. The FCC increased the maximum Subscriber Line Charge on embedded Centrex lines to $6.00 per month per line effective April 1, 1989. Increases in Subscriber Line Charges result in Centrex users incurring higher charges than users of comparable PBX systems. The BRC has permitted flexible pricing of certain Centrex services, which helps offset the effects of higher Subscriber Line Charges.

  IntraLATA Toll Competition

   The ability of interexchange carriers to engage in the provision of intrastate intraLATA toll service in competition with the Company is subject to state regulation. Such competition has not been permitted in New Jersey, but the BRC has initiated a proceeding in response to petitions filed by interexchange carriers to consider whether and on what terms to permit intraLATA competition. The Company does not oppose competition in principle, but has urged the BRC to implement certain required fundamental regulatory changes necessary for competition to be fair and effective. Parties participating in the proceeding include, among others, AT&T, MCI, Sprint Communications Company, L.P.and
MFS, all of which are urging the BRC to revise its current policy and permit competition. A comment phase of the proceeding was completed in October, 1993. Evidentiary hearings will be held over the next several months and a BRC decision is expected in mid-1994.

  Directories

   The Company continue to face significant competition from other providers of directories as well as competition from other advertising media. In particular, the former sales representative of several of the Network Services Companies, including the Company, publishes directories in competition with those published by the Company in its service territory.

  Public Telephone Services

   The Company faces increasing competition in the provision of pay telephone services from other pay telephone service providers. In addition, the growth of wireless communications negatively impacts usage of public telephones.

  Operator Services

   Alternative operator services providers have entered into competition with the Company's operator services product line.


                      CERTAIN CONTRACTS AND RELATIONSHIPS

   Certain planning, marketing, procurement, financial, legal, accounting, technical support and other management services are provided on behalf of the Company on a centralized basis by Bell Atlantic's wholly owned subsidiary, Bell Atlantic Network Services, Inc. ("NSI"). Bell Atlantic Network Funding Corporation provides short-term financing and cash management services to the Company.

   The seven RHCs each own (directly or through subsidiaries) a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Pursuant to the Plan, Bellcore furnishes the RHCs and their BOC subsidiaries with technical

                      BELL ATLANTIC - NEW JERSEY, INC.


assistance such as network planning, engineering and software development, as well as various other consulting services that can be provided more effectively on a centralized basis. Bellcore is the central point of contact for coordinating the efforts of the RHCs in meeting the national security and emergency preparedness requirements of the federal government. It also helps to mobilize the combined resources of the RHCs in times of natural disasters.


                              EMPLOYEE RELATIONS


   As of December 31, 1993, the Company employed approximately 15,000 persons, including employees of the centralized staff at NSI. This represents approximately a 1% decrease from the number of employees at December 31, 1992.

   The Company's workforce is augmented by members of the centralized staff of NSI, who perform services for the Company on a contract basis.

   Approximately 85% of the employees of the Company are represented by unions. Of those so represented, approximately 39% are represented by the Communications Workers of America, and approximately 61% are represented by the International Brotherhood of Electrical Workers, which are both affiliated with the American Federation of Labor - Congress of Industrial Organizations.

   Under the terms of the three-year contracts ratified in October 1992 by unions representing associate employees of the Network Services Companies, including the Company, and NSI, represented associates received a base wage increase of 3.74% in August 1993. Under the same contracts, associates received a Corporate Profit Sharing payment of $495 per person in 1994 based upon Bell Atlantic's 1993 financial performance.

                       BELL ATLANTIC - NEW JERSEY, INC.



ITEM 2. PROPERTIES

   The principal properties of the Company do not lend themselves to simple description by character and location. At December 31, 1993, the Company's investment in plant, property and equipment consisted of the following:

   Connecting lines .................       40%
   Central office equipment .........       38
   Land and buildings ...............        8
   Telephone instruments and
    related equipment ...............        2
   Other ............................       12
                                           ---
                                           100%
                                           ===

   "Connecting lines" consists primarily of aerial cable, underground cable, poles, conduit and wiring. "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Telephone instruments and related equipment" consists primarily of public telephone terminal equipment and other terminal equipment. "Other" property consists primarily of furniture, office equipment, vehicles and other work equipment, capital leases, leasehold improvements and plant under construction.

   The Company's central offices are served by various types of switching equipment. At December 31, 1993 and 1992, the number of local exchanges and the percent of subscriber lines served by each type of equipment were as follows:

                                     1993                         1992
                         ----------------------------  ----------------------------
                         # OF LOCAL   % OF SUBSCRIBER  # OF LOCAL   % OF SUBSCRIBER
                          EXCHANGES     LINES SERVED    EXCHANGES     LINES SERVED
                         -----------  ---------------  -----------  ---------------

Digital................          504            50.1          479            49.8
Analog.................          484            49.9          470            50.2
                                ----            ----         ----            ----
                                 988             100          949             100
                                ====            ====         ====            ====

                       BELL ATLANTIC - NEW JERSEY, INC.


ITEM 3.  LEGAL PROCEEDINGS

PRE-DIVESTITURE CONTINGENT LIABILITIES AND LITIGATION

   The Plan provides for the recognition and payment by AT&T and the former
BOCs (including the Company) of liabilities that are attributable to pre-Divestiture events but do not become certain until after Divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws). Except to the extent that affected parties otherwise agree, contingent liabilities that are attributable to pre-Divestiture events are shared by AT&T and the BOCs in accordance with formulas prescribed by the Plan, whether or not an entity was a party to the proceeding and regardless of whether an entity was dismissed from the proceeding by virtue of settlement or otherwise. Each company's allocable share of liability under these formulas depends on several factors, including the type of contingent liability involved and each company's relative net investment as of the effective date of Divestiture. Under the formula generally applicable to most of the categories of these contingent liabilities, the Company's aggregate allocable share of liability is approximately 2.8%.

   AT&T and various of its subsidiaries and the BOCs (including, in some cases, the Company) have been and are parties to various types of litigation relating to pre-Divestiture events, including actions and proceedings involving environmental claims and allegations of violations of equal employment laws. Damages, if any, ultimately awarded in the remaining actions relating to pre-Divestiture events could have a financial impact on the Company whether or not the Company is a defendant since such damages will be treated as contingent liabilities and allocated in accordance with the allocation rules established by the Plan.

   While complete assurance cannot be given as to the outcome of any contingent liabilities or litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the remaining potential or actual pre-Divestiture claims would not be material in amount to the financial position of the Company.

                       BELL ATLANTIC - NEW JERSEY, INC.


                                    PART I

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (Omitted pursuant to General Instruction J(2).)


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (Inapplicable.)


ITEM 6. SELECTED FINANCIAL DATA

        (Omitted pursuant to General Instruction J(2).)

                       BELL ATLANTIC - NEW JERSEY, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (Abbreviated pursuant to General Instruction J(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to the Financial Statements included in the index set forth on page F-1.

RESULTS OF OPERATIONS

   Net income for 1993 increased $6.0 million or 1.4% from the same period last year. Results for 1993 reflect an after-tax charge of $30.0 million for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112) and an extraordinary charge, net of tax, of $6.9 million for the early extinguishment of debt. Results for 1992 included a $16.7 million extraordinary charge, net of tax, for the early extinguishment of debt.

OPERATING REVENUES

   Operating revenues increased $69.6 million or 2.2% in 1993. The increase in total operating revenues was comprised of the following:

                                                (Dollars in Millions)
                                                ---------------------
     Local service .........................           $43.6
     Network access ........................            24.5
     Toll service ..........................            15.6
     Directory advertising, billing
      services and other ...................             9.4
     Less:  Provision for uncollectibles ...            23.5
                                                       -----
                                                       $69.6
                                                       =====

   Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $43.6 million or 4.0% in 1993. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. The growth in access lines in service was approximately 139,000 lines or a 2.8% increase in 1993.

   Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by customers who have private lines, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

   Network access revenues increased $24.5 million or 3.0% in 1993, primarily due to lower support payments to the National Exchange Carrier Association
(NECA) interstate common line pool and a 3.9% growth in access minutes of use. Also contributing to this increase were higher end-user revenues principally due to growth in network access lines. These increases were partially offset by the effect of interstate rate reductions filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993 and July 1, 1992, and by related estimated price cap sharing liabilities.

   Toll service revenues are earned from interexchange usage services such as Message Toll Services (MTS), Unidirectional Services (Wide Area Telecommunications Services (WATS) and 800 services), Corridor Services between northern New Jersey and New York City and southern New Jersey and southeastern Pennsylvania, and private line services. Toll service revenues increased $15.6 million or 2.2% in 1993. Total message volumes were 4.5% higher than the prior year. Toll service revenues increased principally due to increased demand for MTS, Corridor, WATS, and private line services.

                       BELL ATLANTIC - NEW JERSEY, INC.


   Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, intraLATA toll compensation, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

   Directory advertising, billing services and other revenues in 1993 increased $9.4 million or 1.7%. This increase was primarily due to higher intraLATA toll compensation; an increase in revenues from Answer Call, a nonregulated enhanced network service; and higher business volumes for premises services. Also contributing to this increase was higher directory advertising revenue due to volume growth. Partially offsetting these increases were lower billing and collection revenues in 1993, primarily as a result of the effect of favorable claim adjustments recorded in 1992 and reductions in services provided under long-term contracts with certain IXCs, and lower rent revenue.

   The provision for uncollectibles, expressed as a percentage of total revenue, was 1.7% in 1993 and 1.1% in 1992. The increase in the provision reflects unfavorable collection experience principally related to directory revenues.

OPERATING EXPENSES

   Operating expenses increased $23.1 million or 1.0% in 1993. The increase in total operating expenses was comprised of the following:


                                              Increase/(Decrease)
                                             (Dollars in Millions)
                                             ---------------------
   Employee costs .....................             $(10.6)
   Depreciation and amortization ......               60.8
   Taxes other than income ............                6.7
   Other ..............................              (33.8)
                                                    ------
                                                    $ 23.1
                                                    ======

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs decreased $10.6 million or 1.4% in 1993. The decrease in employee costs is principally due to savings resulting from workforce reduction programs implemented in 1992, partially offset by higher costs from salary and wage increases and overtime.

   The Company continues to evaluate ways to streamline and restructure its operations and reduce its workforce requirements in an effort to improve its cost structure.

   Depreciation and amortization expense increased $60.8 million or 11.3% in 1993 due primarily to approximately $58 million of additional expense resulting from represcribed intrastate depreciation rates in 1993. Also contributing to the increase was growth in the level of depreciable plant in 1993. These increases were partially offset by the completion of the FCC-ordered Reserve Deficiency Amortization in June 1992.

   Pursuant to the Plan for Alternative Regulation (PAR), approved by the Board of Regulatory Commissioners (BRC), the Company plans to annually adjust intrastate depreciation rates in connection with the Company's technology deployment program and BRC-approved depreciation methods and techniques.

   Taxes other than income increased $6.7 million or 3.8% in 1993, primarily due to an increase in property taxes and higher gross receipts tax resulting from an increase in operating revenues.

                       BELL ATLANTIC - NEW JERSEY, INC.


   Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, and other general and administrative expenses. Other operating expenses decreased $33.8 million or 3.7% in 1993. The decrease was principally due to decreases in contracted services and the effect of the reversal of accruals in 1993 for certain liabilities. Also contributing to these decreases were lower rent expense and a reduction in network software costs.

OPERATING INCOME TAXES

   The provision for income taxes increased $33.8 million or 18.3% in 1993. The Company's effective income tax rate was 30.7% in 1993, compared to 28.7% in 1992. The increase in the 1993 effective tax rate is principally the result of federal tax legislation enacted in 1993, which increased the federal corporate tax rate from 34% to 35%, a decrease in the amortization of investment tax credits, and the effect of recording in 1992 an adjustment to deferred taxes associated with the retirement of certain plant investment. A reconciliation of the statutory federal income tax rate to the effective rate for each period is provided in Note 5 of Notes to Financial Statements.

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). In connection with the adoption of Statement No. 109, the Company recorded a charge to income of $.8 million in the first quarter of 1993. (see Note 5 of Notes to Financial Statements).

OTHER INCOME AND EXPENSE

   Other income, net of expense, increased $8.1 million in 1993, primarily as a result of the reversal in 1993 of an accrual related to a tax issue. Partially offsetting this increase was the effect of interest income recognized in 1992 in connection with the settlement of various federal income tax matters related to prior periods.

INTEREST EXPENSE

   Interest expense decreased $5.4 million or 4.6% in 1993, principally due to the effects of long-term debt refinancings in 1993 and 1992.

EXTRAORDINARY ITEM

   The Company called $200.0 million in 1993 of long-term debentures which were refinanced at more favorable interest rates. As a result of these early retirements, the Company incurred after-tax charges of $6.9 million in 1993. These debt refinancings will reduce interest costs on the refinanced debt by approximately $3 million annually.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

   In connection with the adoption of Statement No. 112, effective January 1, 1993, the Company recorded a one-time, cumulative effect after-tax charge of $30.0 million in 1993 (see Note 4 of Notes to Financial Statements).

   The adoption of Statement No. 112 did not have a significant effect on the Company's ongoing level of expense in 1993 and is not expected to have a significant effect in future periods.

COMPETITION AND REGULATORY ENVIRONMENT

   The telecommunications industry is currently undergoing fundamental changes which may have a significant impact on future financial performance of all telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technology change, customer requirements, a changing industry structure characterized by strategic alliances and the convergence of telecommunications and cable television, and a changing regulatory

                       BELL ATLANTIC - NEW JERSEY, INC.


environment in which traditional regulatory barriers are being lowered and competition encouraged.

   The convergence of cable television, computer technology, and telecommunications can be expected to dramatically increase competition in the future. The Company is already subject to competition from numerous sources, including competitive access providers for network access services, competing cellular telephone companies and others.

   During 1993, a number of business alliances were announced that have the potential to significantly increase competition both within the industry and within the areas currently served by Bell Atlantic. Over the past several years, Bell Atlantic has taken a number of actions in anticipation of the increasingly competitive environment. Cost reductions have been achieved, giving greater pricing flexibility for services exposed to competition. A new lines of business organization structure was adopted. Subject to regulatory approval, the Company plans to allocate capital resources to the deployment of broadband network platforms. On the regulatory front, the BRC has approved a plan for alternative regulation, which will be in effect through 1999, pending appeals.

   The Company conducts ongoing evaluations of its accounting practices, many of which have been prescribed by regulators. These evaluations include the assessment of whether costs that have been deferred as a result of actions of regulators and the cost of the Company's telephone plant will be recoverable in the future. In the event recoverability of costs becomes unlikely due to decisions by the Company to accelerate deployment of new technology, in response to specific regulatory actions or increasing levels of competition, the Company may no longer apply the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 would require the Company to write off its regulatory assets and liabilities and may require the Company to adjust the carrying amount of its telephone plant should it determine that such amount is not recoverable. The Company believes that it continues to meet the criteria for continued financial reporting under Statement No. 71. A determination in the future that such criteria are no longer met may result in a significant one-time, non-cash, extraordinary charge, if the Company determines that a substantial portion of the carrying value of its telephone plant may not be recoverable.

   In September 1993, the FCC issued a report and order allocating radio spectrum to be licensed for use in providing personal communications services
(PCS). Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States. The geographical units by which the licenses would be allocated will be "basic trading areas" or larger "major trading areas." Five of the spectrum blocks are to be auctioned on a basic trading area basis, and the remaining two are to be auctioned by major trading area. Local exchange carriers such as the Company are eligible to bid for PCS licenses, except that cellular carriers are limited to obtaining 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area. Bell Atlantic has stated that it intends to pursue PCS licenses in the auctions, which are expected to be held in 1994.

   In August 1993, the United States District Court for the Eastern District of Virginia ruled unconstitutional the 1984 Cable Act's limitation on in-territory provision of programming by local exchange carriers such as the Company. The Cable Act currently prohibits local exchange carriers from owning more than 5% of any company that provides cable programming in their local service area. In a case originally brought by two Bell Atlantic subsidiaries, the court ruled that this prohibition violates the First Amendment's freedom of speech protections, and enjoined enforcement of the prohibition against Bell Atlantic and its telephone subsidiaries. The ruling has been appealed.

                       BELL ATLANTIC - NEW JERSEY, INC.


   STATE REGULATORY ENVIRONMENT

   The communications services of the Company are subject to regulation by the New Jersey Board of Regulatory Commissioners (formerly the Board of Public Utilities) (the BRC) with respect to intrastate rates and services and other matters.

   In June 1987, the BRC issued an order approving a Rate Stability Plan ("RSP") that modified the way the BRC monitors the Company's intrastate earnings.
Rather than continue to monitor overall company financial performance, the RSP authorized financial performance surveillance only of less competitive services. The RSP also capped intrastate tariffed rates for its six year duration (July 1, 1987 through June 30, 1993), subject, however, to certain exceptions which would permit the Company to seek increases in tariffed rates during the RSP's fourth through sixth years.

   The RSP separated the Company's intrastate services into two categories:
Group I (more competitive) services such as directory advertising, Centrex, pay telephone services, billing and collection services, high capacity channel and special access services, public data networks, central office local area networks, pay-per-view ordering service, high capacity digital hand-off service, Bellboy/(R)/ paging service, 911 enhanced terminal equipment and Home Intercom; and Group II (less competitive) services such as local exchange service, local usage, message toll service, 800 data base complementary service, and Repeat Call and Return Call. Only the Group II services were subject to financial performance monitoring by the BRC for the purpose of determining whether or not the Company was earning the target rate of return for those services. In January 1989, the BRC issued an order which established a target rate of return on equity of 12.9% for the purpose of monitoring the financial performance of the Group II category of services. Under the RSP, the Company was allowed to charge competitive rates for Group I services, without restriction and without financial performance monitoring.

   The New Jersey Telecommunications Act of 1992 (the "NJ Telecommunications Act") became effective in January 1992. The NJ Telecommunications Act authorized the BRC to adopt alternative regulatory frameworks that provide incentives to telecommunications companies for aggressive deployment of new technologies. It also deregulated services which the BRC has found to be competitive. Pursuant to that legislation, the Company filed its Plan for Alternative Form of Regulation in March 1992, and a revised plan in May 1992. This revised plan was unanimously approved by the BRC in December 1992, with certain modifications the written order reflecting that approval was issued on May 6, 1993. The Company filed a plan conforming to the BRC's order (the "NJ PAR"), which became effective on May 20, 1993. Several parties have filed judicial appeals of the BRC's order. The briefing schedule for this appeal extends through the middle of August 1994.

   The NJ PAR, which supersedes the RSP, divides the Company's services into Rate-Regulated Services (formerly Group II services) and Competitive Services (formerly Group I and services which have never been regulated by the BRC). Under this Plan, the Company's Rate-Regulated Services are grouped in two categories:

   - "Protected Services": Basic residence and business service, Touch-Tone, access services, message toll services and the ordering, installation and restoration of these services. Rates for Protected Services, other than basic residence service, may be increased beginning January 1996 in an amount limited to the prior year's increase in the Gross National Product-Price Index (GNP-
PI) less a 2% productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 11.7%. Basic residence service rates are frozen through December 1999.

   - "Other Services": Custom calling, Custom Local Area Signaling Services ("CLASS" services which utilize Signaling System 7), operator services and 911 enhanced service. Rates for Other Services may be increased beginning January 1996 in an amount limited to the prior year's increase in the GNP-PI less a 2%

                       BELL ATLANTIC - NEW JERSEY, INC.


productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 12.7%.

   All earnings above a return on equity of 13.7% for Rate-Regulated Services will be shared equally with customers. There is no point at which the earnings are capped.

   Competitive Services are deregulated under the NJ Telecommunications Act. Other services such as premises wire maintenance, Answer Call and electronic messaging, which have never been regulated by the BRC, continue to be deregulated under the NJ Telecommunications Act.

   The BRC has initiated a proceeding to consider whether to continue its existing policy that prohibits intraLATA toll service competition. The Company does not oppose competition in principle, but has urged the BRC to implement certain required fundamental regulatory changes necessary for competition to be fair and effective. Parties participating in the proceeding include, among others, AT&T, MCI Communications Corporation, Sprint Communications Company, L.P. and MFS Communications Company, Inc., all of which are urging the BRC to revise its current policy and permit competition. A comment phase of the proceeding was completed in October, 1993. Evidentiary hearings will be held over the next several months and a BRC decision is expected in mid-1994.

OTHER MATTERS

   The Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency in connection with one Superfund site. Designation as a potentially responsible party subjects the named company to potential liability for costs relating to cleanup of the affected sites. Management believes that the aggregate amount of any potential liability would not have a material effect on the Company's financial condition or results of operations.

FINANCIAL CONDITION

   Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

   During 1993, as in prior years, the Company's primary source of funds continued to be cash generated from operations. Revenue growth, cost containment measures and savings on interest costs contributed to cash provided from operations of $1,105.6 million for the year ended December 31, 1993.

   The primary use of capital resources continued to be capital expenditures. The Company invested $590.0 million in 1993 in the network. This level of investment is expected to continue in 1994. The Company plans to allocate capital resources to the deployment of broadband network platforms, subject to regulatory approval.

   The Company's debt ratio was 39.6% as of December 31, 1993 compared to 39.6% at December 31, 1992.

   On March 11, 1993, the Company sold $100.0 million of Thirty Year 7 1/4% Debentures through a public offering. The debentures are not redeemable prior to March 1, 2003. The net proceeds from this issuance were ultimately used on April 7, 1993 to redeem $100.0 million of Forty Year 8 3/4% Debentures. This refinancing will reduce annual interest costs on the refinanced debt by approximately $2 million.

   On December 22, 1993, the Company sold $100.0 million of Thirty-one Year 6.8% Debentures through a public offering. The debentures are not redeemable prior to December 15, 2008. The net proceeds from this issuance were used on January 7, 1994 to redeem $100.0 million of Forty Year 8 1/4% Debentures. This

                       BELL ATLANTIC - NEW JERSEY, INC.


refinancing will reduce annual interest costs on the refinanced debt by approximately $1 million.

   On February 14, 1994, the Company sold $250.0 million of Ten Year 5 7/8% Debentures through a public offering. The debentures are not redeemable prior to maturity. The net proceeds from this issuance were used on March 2, 1994 to redeem $150.0 million of Forty Year 7 3/4% Debentures and $100.0 million of Forty Year 8% Debentures. These refinancings will reduce annual interest costs on the refinanced debt by approximately $5 million.

   As of December 31, 1993, the Company had $300.0 million outstanding under an a shelf registration statement filed with the Securities and Exchange Commission. After the $250.0 million debt issuance on February 14, 1994, the total debt securities outstanding under the shelf registration statement is $50.0 million.

                       BELL ATLANTIC - NEW JERSEY, INC.


                                    PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is set forth on pages F-1 through F-25.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (Omitted pursuant to General Instruction J(2).)


ITEM 11. EXECUTIVE COMPENSATION

         (Omitted pursuant to General Instruction J(2).)


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (Omitted pursuant to General Instruction J(2).)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (Omitted pursuant to General Instruction J(2).)


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

        (1) Financial Statements

            See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1.

        (2) Financial Statement Schedules

            See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1.

        (3) Exhibits

            Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

                       BELL ATLANTIC - NEW JERSEY, INC.


        Exhibit Number (Referenced to Item 601 of Regulation S-K)
        ---------------------------------------------------------

        3a Restated Certificate of Incorporation of the registrant, dated September 28, 1989 and filed November 28, 1989. (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-3488.

            3a(i) Certificate of Amendment to the Certificate of Incorporation of the registrant, dated January 7, 1994 and filed January 13, 1994.

        3b By-Laws of the registrant, as amended March 31, 1988. (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-3488.)

            3b(i) By-Law resolution, dated June 25, 1992, amending Article VI, Section 6:1, of the Company's By-Laws (re: the indemnification by the Company of reasonable costs and expenses incurred for actions brought against Directors, Trustees and Officers of the Company). (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-3488.)

            3b(ii)   By-Law resolution, dated November 19, 1992, amending
                     Article III, Section 3:1, of the Company's By-Laws (re: the establishment of a Dividend Committee). (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-3488.)

            3b(iii) By-Law resolution, dated January 28, 1993, amending Article V, Section 5:7, of the Company's By-Laws (re: the elimination of the title "Vice President - External Affairs and Chief Financial Officer" and the substitution therein of the title "Chief Financial Officer"). (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-3488.)

        4 No instrument which defines the rights of holders of long and intermediate term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

        10a Agreement Concerning Contingent Liabilities, Tax Matters and
            Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, and the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1983. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606).

        10b Agreement among Bell Atlantic Network Services, Inc. and the Bell
            Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606).

        23  Consent of Coopers & Lybrand.

        24  Powers of attorney.

   (b)      Reports on Form 8-K:

            A Current Report on Form 8-K, dated December 8, 1993, was filed reporting on Item 7 (Financial Statements and Exhibits) in connection with the sale of debt securities.

                       BELL ATLANTIC - NEW JERSEY, INC.


                                   SIGNATURES


   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              Bell Atlantic - New Jersey, Inc.


                              By /s/ Michael J. Losch
                                 ------------------------------------
                                     Michael J. Losch
                                     Controller and Treasurer
                                     and Chief Financial Officer

March 29, 1994

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

Principal Executive Officer:
                                           ____
  Alfred C. Koeppe    President and Chief      )
                      Executive Officer        )
                                               )
 Principal Accounting and Financial Officer:   )
                                               )
  Michael J. Losch    Controller and Treasurer )
                      and Chief Financial      )
                      Officer                  )
                                               )
                                               )
                                               ) By /s/  Michael J. Losch
                                               )    ---------------------------
                                               )         Michael J. Losch
                                               )         (individually and as
                                               )          attorney-in-fact)
                                               )          March 29, 1994
                                               )
Directors:                                     )
                                               )
  Brendan T. Byrne                             )
  Robert E. Campbell                           )
  Bruce S. Gordon                              )
  Jon F. Hanson                                )
  Alfred C. Koeppe                             )
  James M. Seabrook                            )
  Anthony P. Terracciano                       )
  Leslie A. Vial                           ____)

(constituting a majority
of the registrant's
Board of Directors)

                       BELL ATLANTIC - NEW JERSEY, INC.


        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                            Page
                                                            ----
Report of Independent Accountants ........................  F-2

Statements of Income and Reinvested Earnings
   For the years ended December 31, 1993, 1992, and 1991..  F-3

Balance Sheets - December 31, 1993, and 1992..............  F-4

Statements of Cash Flows
   For the years ended December 31, 1993, 1992, and 1991..  F-6

Notes to Financial Statements.............................  F-7

Schedule V - Plant, Property and Equipment
   For the years ended December 31, 1993, 1992, and 1991..  F-19

Schedule VI - Accumulated Depreciation
   For the years ended December 31, 1993, 1992, and 1991..  F-23

Schedule VIII - Valuation and Qualifying Accounts
   For the years ended December 31, 1993, 1992, and 1991..  F-24

Schedule X - Supplementary Income Statement Information
   For the years ended December 31, 1993, 1992, and 1991..  F-25

Financial statement schedules other than those listed above have been omitted either because the required information is contained in the financial statements and the notes thereto, or because such schedules are not required or applicable.

                       BELL ATLANTIC - NEW JERSEY, INC.


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareowner of Bell Atlantic - New Jersey, Inc.



   We have audited the financial statements and financial statement schedules of Bell Atlantic - New Jersey, Inc. as listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - New Jersey, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

   As discussed in Notes 1, 4 and 5 to the financial statements, the Company changed its method of accounting for income taxes and postemployment benefits in 1993 and postretirement benefits other than pensions in 1991.



                                           /s/ Coopers & Lybrand



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 7, 1994, except as to
the information presented in
paragraph 6 of Note 2, for
which the date is March 2, 1994

                       BELL ATLANTIC - NEW JERSEY, INC.


                  STATEMENTS OF INCOME AND REINVESTED EARNINGS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN MILLIONS)


OPERATING REVENUES                           1993       1992       1991
                                           ---------  ---------  ---------
 Local service...........................  $1,123.7   $1,080.1   $1,068.7
 Network access..........................     851.3      826.8      818.8
 Toll service............................     724.6      709.0      694.0
 Directory advertising, billing
  services and other (including $54.3,
  $46.0, and $37.9 from affiliates)......     576.5      567.1      548.2
 Provision for uncollectibles............     (57.2)     (33.7)     (31.1)
                                           --------   --------   --------
                                            3,218.9    3,149.3    3,098.6
                                           --------   --------   --------

OPERATING EXPENSES
 Employee costs, including benefits
  and taxes..............................     760.2      770.8      808.1
 Depreciation and amortization...........     596.6      535.8      506.0
 Taxes other than income.................     185.2      178.5      176.0
 Other (including $511.5, $515.6, and
  $481.9 to affiliates)..................     876.6      910.4      869.3
                                           --------   --------   --------
                                            2,418.6    2,395.5    2,359.4
                                           --------   --------   --------
NET OPERATING REVENUES...................     800.3      753.8      739.2
                                           --------   --------   --------

FEDERAL OPERATING INCOME TAXES...........     218.9      185.1      182.2
                                           --------   --------   --------

OPERATING INCOME.........................     581.4      568.7      557.0
                                           --------   --------   --------

OTHER INCOME (EXPENSE)
 Allowance for funds used during
  construction...........................      11.3       10.9        7.0
 Miscellaneous - net.....................       7.0        (.7)      (8.6)
                                           --------   --------   --------
                                               18.3       10.2       (1.6)
                                           --------   --------   --------

INTEREST EXPENSE (including $3.1, $3.0,
 and $8.4 to affiliate)..................     112.4      117.8      127.9
                                           --------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES...................     487.3      461.1      427.5

EXTRAORDINARY ITEM
 Early Extinguishment of Debt,
  Net of Tax.............................      (6.9)     (16.7)       ---

CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES
  Postemployment Benefits, Net of Tax....     (30.0)       ---        ---
  Postretirement Benefits Other Than
   Pensions, Net of Tax..................       ---        ---     (469.1)
                                           --------   --------   --------

NET INCOME (LOSS)........................  $  450.4   $  444.4   $  (41.6)
                                           ========   ========   ========

REINVESTED EARNINGS
 At beginning of year....................  $  739.4   $  652.1   $1,056.1
 Add:  net income (loss).................     450.4      444.4      (41.6)
                                           --------   --------   --------
                                            1,189.8    1,096.5    1,014.5
 Deduct: dividends.......................     439.5      357.1      362.2
         other changes...................        .2        ---         .2
                                           --------   --------   --------
 At end of year..........................  $  750.1   $  739.4   $  652.1
                                           ========   ========   ========



The accompanying notes are an integral part of these financial statements.

                       BELL ATLANTIC - NEW JERSEY, INC.


                                 BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                December 31,
                                             ------------------
                                               1993      1992
                                             --------  --------
ASSETS
CURRENT ASSETS
  Note from affiliate......................  $    9.4  $   ---
  Accounts receivable:
   Customers and agents, net of allowances
    for uncollectibles of $57.7 and $40.6..     562.3     541.1
   Affiliates..............................      24.8      31.5
   Other...................................      24.9      21.9
  Material and supplies....................      17.1      22.7
  Prepaid expenses.........................     137.2      97.9
  Deferred income taxes....................       9.9       4.1
  Other....................................      12.4      11.7
                                             --------  --------
                                                798.0     730.9
                                             --------  --------
PLANT, PROPERTY AND EQUIPMENT
  In service...............................   8,174.4   7,900.9
  Under construction and other.............     203.7     174.6
                                             --------  --------
                                              8,378.1   8,075.5
  Less accumulated depreciation............   3,295.3   2,998.9
                                             --------  --------
                                              5,082.8   5,076.6
                                             --------  --------

OTHER ASSETS...............................     168.4      44.6
                                             --------  --------

TOTAL ASSETS...............................  $6,049.2  $5,852.1
                                             ========  ========



The accompanying notes are an integral part of these financial statements.

                       BELL ATLANTIC - NEW JERSEY, INC.


                                 BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                 December 31,
                                              ------------------
                                                1993      1992
                                              --------  --------
LIABILITIES AND SHAREOWNER'S INVESTMENT
CURRENT LIABILITIES
  Debt maturing within one year:
    Affiliate..............................   $   ---   $   57.9
    Other..................................      103.8      38.9
  Accounts payable:
    Parent and affiliates..................      194.3     160.4
    Other..................................      354.5     357.2
  Accrued expenses:
    Vacation pay...........................       52.7      51.0
    Interest...............................       19.5      20.1
    Taxes .................................       27.0      16.9
    Other..................................       61.7      43.3
  Advance billings and customer deposits...      155.6     148.8
                                              --------  --------
                                                 969.1     894.5
                                              --------  --------
LONG-TERM DEBT.............................    1,294.7   1,294.5
                                              --------  --------
EMPLOYEE BENEFIT OBLIGATIONS...............      744.5     679.6
                                              --------  --------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes....................      380.0     485.4
  Unamortized investment tax credits.......      125.1     138.9
  Other....................................      404.5     238.6
                                              --------  --------
                                                 909.6     862.9
                                              --------  --------
COMMITMENTS (Note 3)

SHAREOWNER'S INVESTMENT
  Common stock-one share, without par
   value, owned by parent..................    1,381.2   1,381.2
  Reinvested earnings......................      750.1     739.4
                                              --------  --------
                                               2,131.3   2,120.6
                                              --------  --------
TOTAL LIABILITIES AND SHAREOWNER'S
 INVESTMENT................................   $6,049.2  $5,852.1
                                              ========  ========



The accompanying notes are an integral part of these financial statements.

                       BELL ATLANTIC - NEW JERSEY, INC.


                           STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN MILLIONS)

                                                      1993      1992      1991
                                                    --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................. $  450.4   $ 444.4  $  (41.6)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization.................    596.6     535.8     506.0
    Extraordinary item related to the early
      extinguishment of debt, net of tax benefit..      6.9      16.7       ---
    Cumulative effect of changes in accounting
      principles..................................     30.0       ---     469.1
    Allowance for funds used during construction..    (11.3)    (10.9)     (7.0)
    Other items, net..............................      2.6       1.5      10.6
    Changes in certain assets and liabilities:
      Accounts receivable.........................    (17.5)    (69.4)       .4
      Material and supplies.......................      (.1)      3.7      12.3
      Other assets................................    (38.0)     45.9     (11.5)
      Accounts payable and accrued taxes..........    106.8      30.6      29.5
      Deferred income taxes, net..................    (42.8)    (39.5)    (32.9)
      Unamortized investment tax credits..........    (13.8)    (22.6)    (18.5)
      Employee benefit obligations................     23.3      12.1      28.6
      Other liabilities...........................     12.5      50.4      55.2
                                                   --------   -------  --------

Net cash provided by operating activities.........  1,105.6     998.7   1,000.2
                                                   --------   -------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant, property and equipment........   (590.0)   (589.6)   (601.4)
Net change in note receivable from affiliate......     (9.4)      ---       ---
Other plant-related changes.......................      4.2      (4.1)     (5.5)
                                                   --------   -------  --------

Net cash used in investing activities.............   (595.2)   (593.7)   (606.9)
                                                   --------   -------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings..........................    198.2     295.3       ---
Principal repayments of borrowings and
  capital lease obligations.......................    (37.9)    (14.3)     (8.8)
Early extinguishment of debt and related
  call premium....................................   (104.6)   (321.5)      ---
Net change in note payable to affiliate...........    (57.9)       .3     (54.7)
Dividends paid....................................   (439.5)   (357.1)   (362.2)
Net change in outstanding checks drawn on
  controlled disbursement accounts................    (68.7)     (7.7)     32.4
                                                   --------   -------  --------

Net cash used in financing activities.............   (510.4)   (405.0)   (393.3)
                                                   --------   -------  --------

NET CHANGE IN CASH................................      ---       ---       ---
                                                   --------   -------  --------

CASH, BEGINNING OF YEAR...........................      ---       ---       ---
                                                   --------   -------  --------

CASH, END OF YEAR................................. $    ---   $   ---   $   ---
                                                   ========   =======   =======




The accompanying notes are an integral part of these financial statements.

                       BELL ATLANTIC - NEW JERSEY, INC.


                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   Bell Atlantic - New Jersey, Inc. (formerly New Jersey Bell Telephone Company) (the Company), a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic), maintains its accounts in accordance with the Uniform System of Accounts (USOA) prescribed by the Federal Communications Commission (FCC) and makes certain adjustments necessary to present the accompanying financial statements in accordance with generally accepted accounting principles applicable to regulated entities. Such principles differ in certain respects from those used by unregulated entities, but are required to appropriately reflect the financial and economic impacts of regulation and the ratemaking process. Significant differences resulting from the application of these principles are disclosed elsewhere in these Notes to Financial Statements where appropriate.

REVENUE RECOGNITION

   Revenues are recognized as earned on the accrual basis, which is generally when services are rendered based on the usage of the Company's local exchange network and facilities.

CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

MATERIAL AND SUPPLIES

   New and reusable materials are carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Nonreusable material is carried at estimated salvage value.

PREPAID DIRECTORY

   Costs of directory production and advertising sales are deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the average life of the directory, which is generally 12 months.

PLANT AND DEPRECIATION

   The Company's provision for depreciation is based principally on the remaining life method of depreciation and straight-line composite rates. The provision for depreciation is based on the following estimated remaining service lives: buildings, 25 to 35 years; central office equipment, 2 to 11 years; telephone instruments and related equipment, 4 to 7 years; poles, 21 to 25 years; cable and wiring, 10 to 18 years; conduit, 44 to 45 years; office equipment and furniture, 4 to 14 years; and vehicles and other work equipment, 3 to 7 years. This method provides for the recovery of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining service lives authorized by regulatory commissions. Depreciation expense also includes amortization of certain classes of telephone plant (and certain identified depreciation reserve deficiencies) over periods authorized by regulatory commissions.

   When depreciable plant is replaced or retired, the amounts at which such plant has been carried in plant, property and equipment are removed from the respective accounts and charged to accumulated depreciation, and any gains or losses on disposition are amortized over the remaining service lives of the remaining net investment in telephone plant.

                       BELL ATLANTIC - NEW JERSEY, INC.


MAINTENANCE AND REPAIRS

   The cost of maintenance and repairs of plant, including the cost of replacing minor items not constituting substantial betterments, is charged to operating expenses.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

   Regulatory commissions allow the Company to record an allowance for funds used during construction, which includes both interest and equity return components, as a cost of plant and as an item of other income. Such income is not recovered in cash currently, but will be recoverable over the service life of the plant through higher depreciation expense recognized for regulatory purposes.

EMPLOYEE BENEFITS

   Pension Plans

   Substantially all employees of the Company are covered under noncontributory multi-employer defined benefit pension plans sponsored by Bell Atlantic and its subsidiaries, including the Company. The Company uses the projected unit credit actuarial cost method for determining pension cost for financial reporting purposes. Amounts contributed to the Company's pension plans are actuarially determined principally under the aggregate cost actuarial method, and are subject to applicable federal income tax regulations.

   Postretirement Benefits Other Than Pensions

   Substantially all employees of the Company are covered under postretirement health and life insurance benefit plans.

   Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual accounting for all postretirement benefits other than pensions. Under the prescribed accrual method, the Company's obligation for these postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits.

   A portion of the postretirement accrued benefit obligation is contributed to 501(c)(9) trusts and 401h accounts under applicable federal income tax regulations. The amounts contributed to these trusts and accounts are actuarially determined, principally under the aggregate cost actuarial method.

   Postemployment Benefits

   The Company provides employees with postemployment benefits such as disability benefits, workers' compensation, and severance pay.

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Prior to 1993, the cost of these benefits was primarily charged to expense as the benefits were paid.

INCOME TAXES

   Bell Atlantic and its domestic subsidiaries, including the Company, file a consolidated federal income tax return.

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109), which requires the determination of deferred taxes using the liability method.

                       BELL ATLANTIC - NEW JERSEY, INC.


Under the liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates.

   The consolidated amount of current and deferred tax expense is allocated by applying the provisions of Statement No. 109 to each subsidiary as if it were a separate taxpayer.

   Prior to 1993, the Company accounted for income taxes based on the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" (APB No. 11). Under APB No. 11, deferred taxes were generally provided to reflect the effect of timing differences on the recognition of revenue and expense determined for financial and income tax reporting purposes.

   The Tax Reform Act of 1986 repealed the investment tax credit (ITC) as of January 1, 1986, subject to certain transitional rules. ITCs were deferred and are being amortized as a reduction to income tax expense over the estimated service lives of the related assets.

RECLASSIFICATIONS

   Certain reclassifications of prior years' data have been made to conform to 1993 classifications.

2. DEBT

LONG-TERM

   Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding at December 31 are as follows:

                                                        1993       1992
                                                      --------   ---------
                                                     (DOLLARS IN MILLIONS)
Thirty-five year 3 7/8%, due 1993...................  $   ---    $   30.0
Forty year 8 1/4%, due 1994.........................     100.0      100.0
Forty year 3 3/8%, due 1995.........................      25.0       25.0
Forty year 4 7/8%, due 2000.........................      20.0       20.0
Ten year 7 1/4%, due 2002...........................     100.0      100.0
Forty year 4 5/8%, due 2005.........................      40.0       40.0
Forty year 5 7/8%, due 2006.........................      55.0       55.0
Forty year 6 5/8%, due 2008.........................      50.0       50.0
Forty year 7 1/4%, due 2011.........................     125.0      125.0
Forty year 7 3/8%, due 2012.........................      75.0       75.0
Forty year 7 3/4%, due 2013.........................     150.0      150.0
Forty year 8%, due 2016.............................     100.0      100.0
Forty year 8 3/4%, due 2018.........................       ---      100.0
Thirty year 8%, due 2022............................     200.0      200.0
Thirty year 7 1/4%, due 2023........................     100.0        ---
Thirty-one year 6.80%, due 2024.....................     100.0        ---
Forty year 7.85%, due 2029..........................     150.0      150.0
                                                      --------   --------
                                                       1,390.0    1,320.0

Unamortized discount and premium, net...............     (41.9)     (44.9)
Capital lease obligations-average rate
  10.8% and 10.7%...................................      50.4       58.3
                                                      --------   --------
Total long-term debt, including current maturities..   1,398.5    1,333.4
Less maturing within one year.......................     103.8       38.9
                                                      --------   --------
Total long-term debt................................  $1,294.7   $1,294.5
                                                      ========   ========

                       BELL ATLANTIC - NEW JERSEY, INC.


   Long-term debt outstanding at December 31, 1993 includes $640.0 million that is callable by the Company. The call prices range from 104.1% to 100% of face value, depending upon the remaining term to maturity of the issue. In addition, long-term debt includes $150.0 million that will become redeemable only on November 15, 1999 at the option of the holders. The redemption prices will be 100% of face value plus accrued interest.

   On March 11, 1993, the Company sold $100.0 million of Thirty Year 7 1/4% Debentures, due March 1, 2023, through a public offering. The debentures are not redeemable by the Company prior to March 1, 2003. The net proceeds of this debt issuance were ultimately used to redeem $100.0 million of Forty Year 8 3/4% Debentures due in 2018, which were redeemed by the Company on April 7, 1993 at a call price equal to 104.59% of the principal amount, plus accrued interest from December 1, 1992. As a result of the early extinguishment of this debt, which was called on March 8, 1993, the Company recorded a charge of $5.7 million, before an income tax benefit of $1.9 million, in the first quarter of 1993.

   On December 22, 1993, the Company sold $100.0 million of Thirty-one Year 6.8% Debentures, due December 15, 2024, through a public offering. The debentures are not redeemable by the Company prior to December 15, 2008. The net proceeds from this issuance were used to redeem $100.0 million of Forty Year 8 1/4% Debentures with an original maturity date of 2016, which were redeemed by the Company on January 7, 1994 at a call price equal to 103.7% of the principal amount, plus accrued interest from August 15, 1993. As a result of the early extinguishment of this debt, which was called on December 8, 1993, the Company recorded a charge of $4.8 million, before an income tax benefit of $1.7 million, in the fourth quarter of 1993.

   In 1992, the Company recorded extraordinary charges associated with the early extinguishment of debentures called by the Company of $25.3 million, before an income tax benefit of $8.6 million.

   On February 14, 1994, the Company sold $250.0 million of Ten Year 5 7/8% Debentures, due February 1, 2004, through a public offering. The debentures are not redeemable by the Company prior to maturity. The net proceeds from this issuance were used on March 2, 1994, to redeem $150.0 million of Forty Year 7 3/4% Debentures due in 2013, and $100.0 million of Forty Year 8% Debentures due in 2016. The Company redeemed the $150.0 million 7 3/4% debentures at a call price equal to 102.8% of the principal amount, plus accrued interest from March 1, 1994, and the $100 million 8% debentures at a call price equal to 104.1% of the principal amount, plus accrued interest from September 15, 1993. As a result of the early extinguishment of these debentures, which were called on January 31, 1994, the Company recorded a charge of $10.3 million, before an income tax benefit of $3.6 million, in the first quarter of 1994.

   At December 31, 1993, the Company had $300.0 million outstanding under a shelf registration statement filed with the Securities and Exchange Commission. After the $250.0 million debt issuance in February 1994, the total debt securities outstanding under the shelf registration is $50.0 million.

   The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At December 31, 1993 and 1992, the fair value of the Company's long-term debt, excluding the amount maturing within one year, unamortized discount and premium and capital lease obligations, is estimated at $1,345 million and $1,271 million, respectively.

                       BELL ATLANTIC - NEW JERSEY, INC.


MATURING WITHIN ONE YEAR

   Debt maturing within one year consists of the following at December 31:

                                                      WEIGHTED AVERAGE
                                                       INTEREST RATES**
                                                     -------------------
                              1993    1992    1991   1993   1992   1991
                             ------  ------  ------  -----  -----  -----
                              (DOLLARS IN MILLIONS)
Note payable to
 affiliate.................  $  ---  $ 57.9  $ 57.6   3.3%   3.7%   5.0%
                                                     ====   ====   ====
Long-term debt maturing
 within one year...........   100.0     ---     ---
Capital lease obligations       3.8    38.9     9.5
                             ------  ------  ------
Total......................  $103.8  $ 96.8  $ 67.1
                             ======  ======  ======

Average amount of note
 payable outstanding
 during the year *.........  $ 96.6  $ 78.2  $137.5   3.2%   5.0%   6.8%
                                                     ====   ====   ====
Maximum amount of note
 payable at any month-
 end during the year.......  $189.3  $200.8  $199.1

 *  Amounts represent average daily face amount of the note.
** Weighted average interest rates are computed by dividing the average daily face amount of the note into the aggregate related interest expense.

   At December 31, 1993, the Company had an unused line of credit balance of $472.1 million with an affiliate, Bell Atlantic Network Funding Corporation (BANFC) (Note 7).

   The fair value of debt maturing within one year, excluding capital lease obligations, is estimated based on quoted market prices for the same or similar issues. At December 31, 1993, the fair value of debt maturing within one year, excluding capital lease obligations, is estimated at $104 million. At December 31, 1992, the carrying amount of debt maturing within one year, excluding capital lease obligations, approximates fair value.

3. LEASES

   The Company has entered into both capital and operating leases for facilities and equipment used in operations. Plant, property and equipment included capital leases of $85.4 million and $87.7 million and related accumulated amortization of $47.1 million and $36.9 million at December 31, 1993 and 1992, respectively. The Company incurred no initial capital lease obligations in 1993, as compared to $.3 million in 1992 and $20.3 million in 1991.

   Total rent expense amounted to $53.6 million in 1993, $55.1 million in 1992,
and $50.7 million in 1991.   Of these amounts, the Company incurred rent expense
of $6.8 million, $3.6 million, and $2.9 million in 1993, 1992, and 1991, respectively, from affiliated companies.

                       BELL ATLANTIC - NEW JERSEY, INC.


   At December 31, 1993, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:


    YEARS                             CAPITAL LEASES    OPERATING LEASES
    -----                             --------------    ----------------
                                              (DOLLARS IN MILLIONS)

    1994..........................          $ 9.4                 $11.5
    1995..........................            9.4                   9.2
    1996..........................            9.3                   7.1
    1997..........................            9.1                   5.4
    1998..........................            9.2                   3.7
    Thereafter....................           35.0                  17.0
                                            -----                 -----
    Total.........................           81.4                 $53.9
                                                                  =====

    Less imputed interest and
     executory costs..............           31.0
                                            -----
    Present value of net
     minimum lease payments.......           50.4
    Less current installments.....            3.8
                                            -----
    Long-term obligation at
     December 31, 1993............          $46.6
                                            =====

4. EMPLOYEE BENEFITS

PENSION PLANS

   Substantially all of the Company's management and associate employees are covered under multi-employer noncontributory defined benefit pension plans sponsored by Bell Atlantic and its subsidiaries, including the Company. The pension benefit formula is based on a flat dollar amount per year of service according to job classification under the associate plan and a stated percentage of adjusted career average earnings under the plans for management employees. The Company's objective in funding the plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign Government and corporate debt securities, and real estate.

   Aggregate pension cost for the plans is as follows:

                                     YEARS ENDED DECEMBER 31,
                                    ---------------------------
                                      1993      1992     1991
                                    --------  --------  -------
                                       (DOLLARS IN MILLIONS)
    Pension cost..................    $25.4     $35.2    $30.4
                                      =====     =====    =====

    Pension cost as a percentage
      of salaries and wages.......      4.5%      4.8%     4.2%
                                      =====     =====    =====

   The decrease in pension cost in 1993 is due to the net effect of the elimination of one-time charges associated with special termination benefits that were recognized in the preceding years, favorable investment experience and changes in plan demographics due to retirement and severance programs.

   In 1992, the Company recognized $14.6 million of special termination benefit costs related to the early retirement of associate employees. The special termination benefit costs and the net effect of changes in plan provisions, certain actuarial assumptions, and the amortization of actuarial gains and losses related to demographic and investment experience increased pension cost in 1992. A change in the expected long-term rate of return on plan assets resulted in a reduction of $16.6 million in pension cost (which reduced operating expenses by $14.4 million after capitalization of amounts related to the construction program) and substantially offset the 1992 cost increase.

                       BELL ATLANTIC - NEW JERSEY, INC.


   Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (Statement No. 87) requires a comparison of the actuarial present value of projected benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic pension costs and a reconciliation of the funded status of the plans with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not allow for the determination of this information on an individual participating company basis.

  Significant actuarial assumptions are as follows:

                                                1993      1992      1991
                                                ----      ----      ----
  Discount rate used to measure the projected
   benefit obligation .......................   7.25%     7.75%     7.75%
  Assumed rate of future increases in
   compensation levels ......................   5.25%     5.25%     5.25%
  Expected long-term rate of return on plan
   assets to calculate pension cost .........   8.25%     8.25%     7.50%

   The Company has in the past entered into collective bargaining agreements with unions representing certain employees and expects to do so in the future. Pension benefits have been included in these agreements and improvements in benefits have been made from time to time. Additionally, the Company has amended the benefit formula under pension plans maintained for its management employees. Expectations with respect to future amendments to the Company's pension plans have been reflected in determining the Company's pension cost under Statement No. 87.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement No. 106). Statement No. 106 requires accrual accounting for all postretirement benefits other than pensions. Under the prescribed accrual method, the Company's obligation for these postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits.

   In conjunction with the adoption of Statement No. 106, the Company elected for financial reporting purposes, to recognize immediately the accumulated postretirement benefit obligation for current and future retirees, net of the fair value of plan assets and recognized accrued postretirement benefit cost (transition obligation), in the amount of $469.1 million, net of a deferred income tax benefit of $241.7 million.

   For purposes of measuring the interstate rate of return achieved by the Company, the FCC permits recognition of postretirement benefit costs, including amortization of the transition obligation, in accordance with the prescribed accrual method included in Statement No. 106. In January 1993, the FCC denied adjustments to the interstate price cap formula which would have permitted tariff increases to reflect the incremental postretirement benefit cost resulting from the adoption of Statement No. 106.

   For the purposes of measuring intrastate rate of return, the Company recognizes the accrued postretirement benefit cost, including amortization of the transition obligation, in accordance with the prescribed method in Statement No. 106. This method is subject to authoritative approval by the Board of Regulatory Commissioners.

   Pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71), a regulatory asset associated with the recognition of the transition obligation was not recorded because of uncertainties as to the timing and extent of recovery given the Company's assessment of its long-term competitive environment.

                       BELL ATLANTIC - NEW JERSEY, INC.


   Substantially all of the Company's management and associate employees are covered under multi-employer postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The determination of benefit cost for postretirement health benefit plans is based on comprehensive hospital, medical, surgical and dental benefit plan provisions. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on annual basic pay at retirement.

   The Company funds the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. Government and corporate debt securities.

   The aggregate postretirement benefit cost for the year ended December 31, 1993, 1992, and 1991, was $64.1 million, $59.7 million, and $57.8 million, respectively. As a result of the 1992 collective bargaining agreements, Bell Atlantic amended the postretirement medical benefit plan for associate employees and certain associate retirees of the Company. The increases in the postretirement benefit cost between 1993 and 1991 were primarily due to the change in benefit levels and claims experience. Also contributing to these increases were changes in actuarial assumptions and demographic experience.

   Statement No. 106 requires a comparison of the actuarial present value of projected benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic postretirement benefit costs, and a reconciliation of the funded status of the plan with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not provide for the determination of this information on an individual participating company basis.

   The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.25% at December 31, 1993 and 7.75% at December 31, 1992. The assumed rate of future increases in compensation levels was 5.25% at December 31, 1993 and 1992. The expected long-term rate of return on plan assets was 8.25% for 1993 and 1992 and 7.5% for 1991. The medical cost trend rate in 1993 was approximately 13.0%, grading down to an ultimate rate in 2003 of approximately 5.0%. The dental cost trend rate in 1993 and thereafter is approximately 4.0%.

   Postretirement benefits other than pensions have been included in collective bargaining agreements and have been modified from time to time. The Company has periodically modified benefits under the plans maintained for its management employees. Expectations with respect to future amendments to the Company's postretirement plans have been reflected in determining the Company's postretirement benefit costs under Statement No. 106.

POSTEMPLOYMENT BENEFITS

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). Statement No. 112 requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. This change principally affects the Company's accounting for disability and workers' compensation benefits, which previously were charged to expense as the benefits were paid.

   The cumulative effect at January 1, 1993 of adopting Statement No. 112 reduced net income by $30.0 million, net of a deferred income tax benefit of $15.4 million. The adoption of Statement No. 112 did not have a significant effect on the Company's ongoing level of operating expense in 1993.

                       BELL ATLANTIC - NEW JERSEY, INC.


5. INCOME TAXES

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). Statement No. 109 requires the determination of deferred taxes using the liability method. Under the liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates. Prior to 1993, the Company accounted for income taxes based on the provisions of Accounting Principles Board Opinion
No. 11.

   Statement No. 109 has been adopted on a prospective basis and amounts presented for prior years have not been restated. As of January 1, 1993, the Company recorded a charge to income of $.8 million, representing the cumulative effect of adopting Statement No. 109, which has been reflected in Federal Operating Income Taxes in the Statement of Income and Reinvested Earnings.

   Upon adoption of Statement No. 109, the effects of required adjustments to deferred tax balances were primarily deferred on the balance sheet as regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). At January 1, 1993, the Company recorded income tax-related regulatory assets totaling $130.6 million in Other Assets. These regulatory assets represent the anticipated future regulatory recognition of the Statement No. 109 adjustments to recognize temporary differences for which deferred income taxes had not been provided. In addition, income tax-related regulatory liabilities totaling $228.6 million were recorded in Deferred Credits and Other Liabilities - Other. These regulatory liabilities represent the anticipated future regulatory recognition of the Statement No. 109 adjustments to recognize
(i) a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were recorded and (ii) a deferred tax benefit required to recognize the effects of the temporary differences attributable to the Company's policy of accounting for investment tax credits using the deferred method. These deferred taxes and regulatory assets and liabilities have been increased for the tax effect of future revenue requirements. These regulatory assets and liabilities are amortized at the time the related deferred taxes are recognized in the ratemaking process.

   Prior to the adoption of Statement No. 109, the Company had income tax timing differences for which deferred taxes had not been provided pursuant to the ratemaking process of $197.8 million and $177.5 million at December 31, 1992 and 1991, respectively. These timing differences principally related to the allowance for funds used during construction and certain taxes and payroll-related construction costs capitalized for financial statement purposes, but deducted currently for income tax purposes, net of applicable depreciation.

   The Omnibus Budget Reconciliation Act of 1993, which was enacted in August 1993, increased the federal corporate income tax rate from 34% to 35%, effective January 1, 1993. In the third quarter of 1993, the Company recorded a net charge to the tax provision of $.1 million, which included a $6.7 million charge for the nine month effect of the 1% rate increase, largely offset by a one-time net benefit of $6.6 million related to adjustments to deferred tax assets associated with the postretirement benefit obligation.

   Pursuant to Statement No. 71, the effect of the income tax rate increase on the deferred tax balances was primarily deferred through the establishment of regulatory assets of $5.9 million and the reduction of regulatory liabilities of $21.7 million. The Company did not recognize regulatory assets and liabilities related to the postretirement benefit obligation or the associated deferred income tax asset.

                       BELL ATLANTIC - NEW JERSEY, INC.


   The components of income tax expense are as follows:

                                       YEARS ENDED DECEMBER 31,
                                       ------------------------
                                        1993     1992     1991
                                       ------   ------   ------
                                       (DOLLARS IN MILLIONS)
     Current:
       Federal.......................  $275.5   $247.2   $233.4
     Deferred:
       Federal.......................   (42.8)   (39.5)   (32.9)
       Investment tax credits........   (13.8)   (22.6)   (18.3)
                                       ------   ------   ------
     Total...........................  $218.9   $185.1   $182.2
                                       ======   ======   ======

   Income tax expense (benefit) which relates to non-operating income and expense and is included in Miscellaneous-net was $(2.5) million, $1.1 million, and $1.6 million in 1993, 1992, and 1991, respectively.

   For the years ended December 31, 1992 and 1991, deferred income tax expense resulted from timing differences in the recognition of revenue and expense for financial and income tax accounting purposes. The sources of these timing differences and the tax effects of each were as follows:

                                              YEARS ENDED DECEMBER 31,
                                              -----------------------
                                                  1992        1991
                                                 ------      ------
                                                (DOLLARS IN MILLIONS)
    Accelerated depreciation ..................  $  3.9      $(10.6)
    Employee benefits..........................   (32.7)      (10.5)
    Other, net.................................   (10.7)      (11.8)
                                                 ------      ------
    Total......................................  $(39.5)     $(32.9)
                                                 ======      ======

   The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                                   1993    1992    1991
                                                   ----    ----    ----

   Statutory federal income tax rate............   35.0%   34.0%   34.0%
   Investment tax credits.......................   (1.9)   (2.8)   (2.9)
   Benefit of rate differential applied to
    reversing timing differences................   (2.8)   (2.5)   (3.3)
   Reversal of previously capitalized taxes
    and payroll-related construction costs......    1.1     1.6     1.3
   Other, net...................................    (.7)   (1.6)    1.0
                                                   ----    ----    ----
   Effective income tax rate....................   30.7%   28.7%   30.1%
                                                   ====    ====    ====

   At December 31, 1993, the significant components of deferred tax assets and liabilities were as follows:

                                                  DEFERRED TAX  DEFERRED TAX
                                                     ASSETS      LIABILITIES
                                                  ------------  ------------
                                                     (DOLLARS IN MILLIONS)
   Depreciation.................................    $  ---          $832.7
   Employee benefits............................      337.4            ---
   Investment tax credits.......................       67.4            ---
   Advance payments.............................       34.4            ---
   Other........................................       47.4           24.1
                                                     ------         ------
                                                      486.6         $856.8
                                                     ======         ======

                       BELL ATLANTIC - NEW JERSEY, INC.


   Total deferred tax assets include approximately $257 million related to postretirement benefit costs recognized in accordance with Statement No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

6. SUPPLEMENTAL CASH FLOW AND ADDITIONAL FINANCIAL INFORMATION

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                   1993     1992     1991
                                                  -------  -------  ------
                                                   (DOLLARS IN MILLIONS)
   Supplemental Cash Flow Information:
     Interest paid, net of interest
       capitalized..............................   $102.6   $113.8  $117.3
     Income taxes paid..........................   $259.3   $274.9  $196.6

   Additional Financial Information:
     Interest expense:
       Interest on long-term debt...............   $ 97.9   $111.4  $113.0
       Interest on note payable to affiliate .        3.1      3.0     8.4
       Interest on other notes payable..........      ---       .9     ---
       Other....................................     11.4      2.5     6.5
                                                   ------   ------  ------
     Total interest expense.....................   $112.4   $117.8  $127.9
                                                   ======   ======  ======

   For the years ended December 31, 1993, 1992, and 1991, revenues generated from services provided to AT&T, principally network access, billing and collection, and sharing of network facilities, were $423.8 million, $470.1 million, and $474.5 million, respectively. At December 31, 1993 and 1992, Accounts receivable, net, included $66.1 million and $54.8 million, respectively, from AT&T.

   Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables with AT&T, as noted above. Credit risk with respect to other trade receivables is limited due to the large number of customers included in the Company's customer base.

   At December 31, 1993 and 1992, $22.0 million and $90.6 million, respectively, of negative cash balances were classified as Accounts payable.

7. TRANSACTIONS WITH AFFILIATES

   The Company has contractual arrangements with an affiliated company, Bell Atlantic Network Services, Inc. (NSI), for the provision of various centralized corporate, administrative, planning, financial and other services. These arrangements serve to fulfill the common needs of Bell Atlantic's telephone subsidiaries on a centralized basis.

   In connection with these services, the Company recognized $498.7 million, $512.0 million, and $479.0 million in operating expenses for the years ended December 31, 1993, 1992, and 1991, respectively. Included in these expenses were $39.9 million in 1993, $55.0 million in 1992, and $45.2 million in 1991 billed to NSI and allocated to the Company by Bell Communications Research, Inc., another affiliated company owned jointly by the seven regional holding companies. In 1991, these charges included $12.7 million associated with NSI's adoption of Statement No. 106. In addition, in 1991, the Company recognized $128.0 million representing the Company's proportionate share of NSI's accrued transition obligation under Statement No. 106.

   In connection with the adoption of Statement No. 112 in 1993, the cumulative effect included $2.5 million, net of a deferred income tax benefit of $1.3 million, representing the Company's proportionate share of NSI's accrued cost of postemployment benefits at January 1, 1993.

                       BELL ATLANTIC - NEW JERSEY, INC.


   The Company has a contractual agreement with an affiliated company, BANFC, for the provision of short-term financing and cash management services. BANFC issues commercial paper and secures bank loans to fund the working capital requirements of the telephone subsidiaries and NSI and invests funds in temporary investments on their behalf. In connection with this arrangement, the Company recognized interest expense of $3.1 million, $3.0 million, and $8.4 million in 1993, 1992, and 1991, respectively, and $.1 million in interest income in 1993.

   In 1993, the Company received $54.3 million in revenue from affiliates, principally related to rent received for the use of Company facilities and equipment, and paid $12.8 million in other operating expenses to affiliated companies. These amounts were $46.0 million and $3.6 million, respectively, in 1992 and $37.9 million and $2.9 million, respectively, in 1991.

   On February 1, 1994, the Company declared and paid a dividend in the amount of $91.7 million to Bell Atlantic.


8.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        INCOME BEFORE
                                                        EXTRAORDINARY
                                                           ITEM AND
                                                          CUMULATIVE
                                  TOTAL        NET     EFFECT OF CHANGE
                                OPERATING   OPERATING    IN ACCOUNTING      NET
QUARTER ENDED                   REVENUES    REVENUES       PRINCIPLE      INCOME
- -------------                   ---------   ---------  ----------------   ------
                                              (DOLLARS IN MILLIONS)
1993:
March 31......................   $  797.9     $204.7        $123.0        $ 89.2
June 30.......................      803.6      224.4         143.7         143.7
September 30..................      811.9      193.1         116.5         116.5
December 31...................      805.5      178.1         104.1         101.0
                                 --------     ------        ------        ------
Total.........................   $3,218.9     $800.3        $487.3        $450.4
                                 ========     ======        ======        ======

1992:
March 31......................   $  775.7     $185.7        $112.9        $112.9
June 30.......................      787.8      194.4         116.7         100.0
September 30..................      788.5      194.3         113.6         113.6
December 31...................      797.3      179.4         117.9         117.9
                                 --------     ------        ------        ------
Total.........................   $3,149.3     $753.8        $461.1        $444.4
                                 ========     ======        ======        ======

   Net income for the first quarter of 1993 has been restated to include a charge of $30.0 million, net of a deferred income tax benefit of $15.4 million, related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Note 4).

                        BELL ATLANTIC - NEW JERSEY, INC.

                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

- ----------------------------------------------------------------------------------------------------------
                                               BALANCE AT  ADDITIONS
                                               BEGINNING    AT COST   RETIREMENTS    OTHER    BALANCE AT
         CLASSIFICATION                        OF PERIOD    NOTE (a)     NOTE (b)   CHANGES  END OF PERIOD
- ---------------------------------------------  ---------  ----------  -----------   -------  -------------
Land.........................................   $   45.0     $   .9      $   .1      $   -      $   45.8
Buildings....................................      580.6       15.7         2.1          -         594.2
Central Office Equipment.....................    3,060.1      314.1       217.1         .1       3,157.2
Telephone Instruments and Related Equipment..      145.9       19.4         9.7         .1         155.7
Poles........................................      154.6        5.1         1.8         .1         158.0
Cable and Wiring.............................    2,482.9      125.6        20.6          -       2,587.9
Conduit......................................      605.1       21.2          .2          -         626.1
Office Equipment and Furniture...............      485.7       65.9        28.6        (.1)        522.9
Vehicles and Other Work Equipment............      214.5       10.4        21.2          -         203.7
Other........................................      126.5        1.8         5.2        (.2)        122.9
                                                --------     ------      ------       ----      --------
  Total in Service (c).......................    7,900.9      580.1       306.6          -       8,174.4

Plant Under Construction.....................      162.0       29.3          .4         .2         191.1
Other........................................       12.6        1.3         1.1        (.2)         12.6
                                                --------     ------      ------       ----      --------

  Total Plant, Property and Equipment........   $8,075.5     $610.7      $308.1      $   -      $8,378.1
                                                ========     ======      ======      =====      ========



The notes on page F-22 are an integral part of this schedule.

                        BELL ATLANTIC - NEW JERSEY, INC.

                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (DOLLARS IN MILLIONS)


- -------------------------------------------------------------------------------------------------------------
                                               BALANCE AT   ADDITIONS
                                               BEGINNING     AT COST    RETIREMENTS   OTHER      BALANCE AT
CLASSIFICATION                                 OF PERIOD     NOTE (a)    NOTE (b)    CHANGES    END OF PERIOD
- ---------------------------------------------  ----------  -----------  ---------  -----------  -------------

Land.........................................    $   43.1       $  1.9   $    -         $   -        $   45.0
Buildings....................................       566.5         15.7       1.6            -           580.6
Central Office Equipment.....................     2,950.1        292.3     182.3            -         3,060.1
Telephone Instruments and Related Equipment..       137.5         17.4       9.0            -           145.9
Poles........................................       151.9          4.7       1.8          (.2)          154.6
Cable and Wiring.............................     2,973.0        144.6     634.7            -         2,482.9
Conduit......................................       580.5         25.0        .4            -           605.1
Office Equipment and Furniture...............       490.5         57.9      62.7            -           485.7
Vehicles and Other Work Equipment............       218.8         10.5      14.8            -           214.5
Other........................................       129.0          3.4       5.4          (.5)          126.5
                                                 --------       ------    ------        -----        --------
  Total in Service (c).......................     8,240.9        573.4     912.7          (.7)        7,900.9

Plant Under Construction.....................       137.5         24.6         -          (.1)          162.0
Other........................................        13.3          (.2)        -          (.5)           12.6
                                                 --------       ------    ------        -----        --------

  Total Plant, Property and Equipment........    $8,391.7       $597.8    $912.7        $(1.3)       $8,075.5
                                                 ========       ======    ======        =====        ========



The notes on page F-22 are an integral part of this schedule.

                        BELL ATLANTIC - NEW JERSEY, INC.

                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (DOLLARS IN MILLIONS)


- -------------------------------------------------------------------------------------------------------------
                                               BALANCE AT   ADDITIONS
                                               BEGINNING     AT COST    RETIREMENTS    OTHER    BALANCE AT
CLASSIFICATION                                 OF PERIOD     NOTE (a)    NOTE (b)    CHANGES    END OF PERIOD
- ---------------------------------------------  ----------  ------------  --------  -----------  -------------

Land.........................................    $   42.2       $  1.1   $    -         $ (.2)       $   43.1
Buildings....................................       551.3         18.0       1.8         (1.0)          566.5
Central Office Equipment.....................     2,872.7        236.2     158.8            -         2,950.1
Telephone Instruments and Related Equipment..       177.3         17.1      56.9            -           137.5
Poles........................................       151.6          6.4       6.1            -           151.9
Cable and Wiring.............................     2,898.2        158.4      83.6            -         2,973.0
Conduit......................................       553.2         27.8        .5            -           580.5
Office Equipment and Furniture...............       434.8         73.0      17.3            -           490.5
Vehicles and Other Work Equipment............       189.8         41.1      12.1            -           218.8
Other........................................       107.7         24.5       3.2            -           129.0
                                                 --------       ------    ------        -----        --------
  Total in Service (c).......................     7,978.8        603.6     340.3         (1.2)        8,240.9

Plant Under Construction.....................       114.8         22.7         -            -           137.5
Other........................................         9.3          4.0         -            -            13.3
                                                 --------       ------    ------        -----        --------

  Total Plant, Property and Equipment........    $8,102.9       $630.3    $340.3        $(1.2)       $8,391.7
                                                 ========       ======    ======        =====        ========




The notes on page F-22 are an integral part of this schedule.

                        BELL ATLANTIC - NEW JERSEY, INC.

              NOTES TO SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT



- ----------------

(a) These additions include (1) the original cost (estimated if not specifically determinable) of reused material, which is concurrently credited to material and supplies, and (2) allowance for funds used during construction. Transfers between Plant in Service, Plant Under Construction and Other are also included in Additions at Cost.

(b) Items of plant, property and equipment are deducted from the property accounts when retired or sold at the amounts at which they are included therein, estimated if not specifically determinable.

(c) The Company's provision for depreciation is principally based on the remaining life method and straight-line composite rates prescribed by regulatory authorities. The remaining life method provides for the full recovery of the remaining net investment in plant, property and equipment. In 1993 and 1991, the Company implemented changes in depreciation rates approved by regulatory authorities. These changes reflect reductions in estimated service lives of the Company's plant, property and equipment in service. The rulings will allow a more rapid recovery of the Company's investment in plant, property and equipment through closer alignment with current estimates of its remaining economic useful life. For the years 1993, 1992, and 1991, depreciation expressed as a percentage of average depreciable plant was 7.5%, 6.5%, and 6.3%, respectively.

(d) See Note 1 of Notes to Financial Statements for the Company's depreciation policies.

                        BELL ATLANTIC - NEW JERSEY, INC.

                     SCHEDULE VI - ACCUMULATED DEPRECIATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN  MILLIONS)

- ------------------------------------------------------------------------------
                  BALANCE AT  ADDITIONS                 OTHER
                  BEGINNING   CHARGED TO               CHANGES    BALANCE AT
CLASSIFICATION    OF PERIOD    EXPENSE    RETIREMENTS  NOTE (a)  END OF PERIOD
- ----------------  ----------  ----------  -----------  --------  -------------


Year 1993.......    $2,998.9      $596.6       $301.5   $  1.3        $3,295.3

Year 1992.......    $3,392.4      $535.8       $921.2   $ (8.1)       $2,998.9

Year 1991.......    $3,238.3      $506.0       $340.3   $(11.6)       $3,392.4



- ---------------------------

(a) Includes any gains or losses on disposition of plant, property and equipment. These gains and losses are amortized to depreciation expense over the remaining service lives of remaining net investment in plant, property and equipment. Consists primarily of salvage and cost of removal amounts related to the retirement of plant assets.

                       BELL ATLANTIC - NEW JERSEY, INC.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN MILLIONS)


- -----------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                                     -------------------------
                                                       (1)           (2)
                                                     --------   --------------
                                         BALANCE AT  CHARGED    CHARGED TO
                                         BEGINNING   TO         OTHER ACCOUNTS   DEDUCTIONS   BALANCE AT
        DESCRIPTION                      OF PERIOD   EXPENSES   NOTE (a)         NOTE (b)     END OF PERIOD
- ---------------------------------------  ----------  --------   --------------   ----------   -------------
Allowance for Uncollectible Accounts:

  Year 1993............................       $40.6     $57.2            $48.1        $88.2           $57.7

  Year 1992............................       $37.1     $33.7            $40.2        $70.4           $40.6

  Year 1991............................       $24.5     $31.1            $40.6        $59.1           $37.1


- ---------------------------

(a) (i) Amounts previously written off which were credited directly to this account when recovered; and (ii) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by the Company.

(b)  Amounts written off as uncollectible.

                        BELL ATLANTIC - NEW JERSEY, INC.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN  MILLIONS)


                                                                CHARGED TO COSTS
              ITEM                                                 AND EXPENSES
              ----                                              ----------------
Year 1993
 Maintenance and repairs .....................................         $626.9
                                                                       ======
 Taxes other than payroll and income taxes:
   Property ..................................................         $110.5
   Gross receipts ............................................           73.9
   Other .....................................................             .8
                                                                       ------
                                                                       $185.2
                                                                       ======
Year 1992
  Maintenance and repairs ....................................         $638.5
                                                                       ======
  Taxes other than payroll and income taxes:
    Property .................................................         $104.8
   Gross receipts ............................................           72.7
   Other .....................................................            1.0
                                                                       ------
                                                                       $178.5
                                                                       ======

 Advertising costs ...........................................         $ 29.7
                                                                       ======

Year 1991
 Maintenance and repairs .....................................         $618.6
                                                                       ======

 Taxes other than payroll and income taxes:
   Property ..................................................         $100.4
   Gross receipts ............................................           74.7
   Other .....................................................             .9
                                                                       ------
                                                                       $176.0
                                                                       ======

 Advertising costs ...........................................         $ 33.1
                                                                       ======

Advertising costs for 1993 are not presented, as such amounts are less than 1 percent of total operating revenues.

Amounts reported for 1992 and 1991 for maintenance and repairs have been revised to include certain additional costs.

                                    EXHIBITS



                       FILED WITH ANNUAL REPORT FORM 10-K

                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993



                        Bell Atlantic - New Jersey, Inc.


                         COMMISSION FILE NUMBER 1-3488

Form 10-K for 1993
File No. 1-3488
Page 1 of 1

                                 EXHIBIT INDEX


Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.


   Exhibit Number (Referenced to Item 601 of Regulation S-K)
   ---------------------------------------------------------

   3a Restated Certificate of Incorporation of the registrant, dated September 28, 1989 and filed November 28, 1989. (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-3488.)

       3a(i) Certificate of Amendment to the Certificate of Incorporation of the registrant, dated January 7, 1994 and filed January 13, 1994.

   3b By-Laws of the registrant, as amended March 31, 1988. (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-3488.)

       3b(i)     By-Law resolution, dated June 25, 1992, amending Article VI,
                 Section 6:1, of the Company's By-Laws (re: the indemnification by the Company of reasonable costs and expenses incurred for actions brought against Directors, Trustees and Officers of the Company). (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-3488.)

       3b(ii) By-Law resolution, dated November 19, 1992, amending Article III, Section 3:1, of the Company's By-Laws (re: the establishment of a Dividend Committee). (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-3488.)

       3b(iii)   By-Law resolution, dated January 28, 1993, amending Article V,
                 Section 5:7, of the Company's By-Laws (re: the elimination of the title "Vice President - External Affairs and Chief Financial Officer" and the substitution therein of the title "Chief Financial Officer"). (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-3488.)

   4 No instrument which defines the rights of holders of long and intermediate term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

   10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, and the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1983. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

   10b Agreement among Bell Atlantic Network Services, Inc. and the Bell
       Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)


   23  Consent of Coopers & Lybrand.

   24  Powers of attorney.