Form 10-Q
period 1994-03-31
BELL ATLANTIC NEW JERSEY INC
filed 1994-05-13
CIK 71428

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ----------------

                                  FORM 10-Q
                              ----------------


     (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1994

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


                       Telephone Number (201) 649-9900

                              ----------------




THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


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

                      Bell Atlantic - New Jersey, Inc.


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                 (Unaudited)
                            (Dollars in Millions)

                                                    Three months ended
                                                         March 31,
                                                   --------------------
                                                     1994       1993
                                                   --------  ----------
OPERATING REVENUES
  Local service..................................   $282.4      $274.2
  Network access.................................    222.8       212.3
  Toll service...................................    192.5       180.9
  Directory advertising, billing services
   and other (including $14.8 and $12.4
   from affiliates)..............................    145.4       143.6
  Provision for uncollectibles...................    (19.0)      (13.1)
                                                    ------      ------
                                                     824.1       797.9
                                                    ------      ------
OPERATING EXPENSES
  Employee costs, including benefits
   and taxes.....................................    199.1       187.0
  Depreciation and amortization..................    150.4       133.4
  Other (including $132.2 and $124.3 to
   affiliates)...................................    265.1       272.8
                                                    ------      ------
                                                     614.6       593.2
                                                    ------      ------
NET OPERATING REVENUES...........................    209.5       204.7
                                                    ------      ------

FEDERAL OPERATING INCOME TAXES...................     57.4        56.5
                                                    ------      ------

OPERATING INCOME.................................    152.1       148.2
                                                    ------      ------

OTHER INCOME (EXPENSE)
  Allowance for funds used during
   construction..................................      3.5         3.0
  Miscellaneous - net............................     (1.6)       (1.0)
                                                    ------      ------
                                                       1.9         2.0
                                                    ------      ------
INTEREST EXPENSE (including $.8 and $.3 to
 affiliate)......................................     26.9        27.2
                                                    ------      ------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE........    127.1       123.0

EXTRAORDINARY ITEM
  Early Extinguishment of Debt,
   Net of Tax....................................     (6.7)       (3.8)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of Tax............      ---       (30.0)
                                                    ------      ------

NET INCOME.......................................   $120.4      $ 89.2
                                                    ======      ======

REINVESTED EARNINGS
  At beginning of period.........................   $750.1      $739.4
  Add: net income................................    120.4        89.2
                                                    ------      ------
                                                     870.5       828.6
  Deduct: dividends..............................     91.7        94.4
          other changes..........................      ---         ---
                                                    ------      ------
  At end of period...............................   $778.8      $734.2
                                                    ======      ======


                       See Notes to Financial Statements.

                      Bell Atlantic - New Jersey, Inc.


                               BALANCE SHEETS
                                 (Unaudited)
                            (Dollars in Millions)

                                   ASSETS
                                   ------

                                                   March 31, December 31,
                                                     1994        1993
                                                   --------  ------------

CURRENT ASSETS
  Cash...........................................  $   10.2  $    ---
  Note from affiliate............................       ---       9.4
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $36.2 and $57.7...........     567.1     562.3
    Affiliates...................................      26.7      24.8
    Other........................................      19.7      24.9
  Material and supplies..........................      11.3      17.1
  Prepaid expenses...............................     249.2     137.2
  Deferred income taxes..........................       ---       9.9
  Other..........................................      14.1      12.4
                                                   --------  --------
                                                      898.3     798.0
                                                   --------  --------

PLANT, PROPERTY AND EQUIPMENT....................   8,456.0   8,378.1
  Less accumulated depreciation..................   3,426.3   3,295.3
                                                   --------  --------
                                                    5,029.7   5,082.8
                                                   --------  --------

OTHER ASSETS.....................................     168.9     168.4
                                                   --------  --------

TOTAL ASSETS.....................................  $6,096.9  $6,049.2
                                                   ========  ========





                       See Notes to Financial Statements.

                      Bell Atlantic - New Jersey, Inc.


                               BALANCE SHEETS
                                 (Unaudited)
                            (Dollars in Millions)

                   LIABILITIES AND SHAREOWNER'S INVESTMENT
                   ---------------------------------------

                                                   March 31, December 31,
                                                     1994       1993
                                                   --------  -----------




CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................    $  170.1  $    ---
   Other.......................................         3.9     103.8
  Accounts payable:
   Parent and affiliates.......................       206.7     194.3
   Other.......................................       254.6     354.5
  Accrued expenses:
   Taxes.......................................        79.7      27.0
   Other.......................................       140.4     133.9
  Advance billings, customer deposits and
   other.......................................       153.9     155.6
                                                   --------  --------
                                                    1,009.3     969.1
                                                   --------  --------

LONG-TERM DEBT.................................     1,295.6   1,294.7
                                                   --------  --------

EMPLOYEE BENEFIT OBLIGATIONS...................       752.2     744.5
                                                   --------  --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................       359.4     380.0
  Unamortized investment tax credits...........       119.5     125.1
  Other........................................       400.9     404.5
                                                   --------  --------
                                                      879.8     909.6
                                                   --------  --------
SHAREOWNER'S INVESTMENT
  Common stock, one share, without par value,
   owned by parent.............................     1,381.2   1,381.2
  Reinvested earnings..........................       778.8     750.1
                                                   --------  --------
                                                    2,160.0   2,131.3
                                                   --------  --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..    $6,096.9  $6,049.2
                                                   ========  ========




                     See Notes to Financial Statements.

                      Bell Atlantic - New Jersey, Inc.


                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in Millions)

                                                   Three months ended
                                                        March 31,
                                                  --------------------
                                                     1994      1993
                                                   -------   -------

NET CASH PROVIDED BY OPERATING ACTIVITIES ......   $ 149.4   $ 244.4
                                                    ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment....     (90.8)   (105.2)
  Net change in note receivable from affiliate..       9.4       ---
  Other, net....................................       (.8)      5.5
                                                    ------    ------
Net cash used in investing activities...........     (82.2)    (99.7)
                                                    ------    ------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings......................     249.5      99.1
  Principal repayments of capital lease
   obligations..................................       (.9)     (3.8)
  Early extinguishment of debt and related
   call premium.................................    (362.0)      ---
  Net change in note payable to affiliate.......     170.1     (57.8)
  Dividends paid................................     (91.7)    (94.4)
  Net change in outstanding checks drawn
   on controlled disbursement accounts..........     (22.0)    (87.8)
                                                    ------    ------
Net cash used in financing activities...........     (57.0)   (144.7)
                                                    ------    ------

NET CHANGE IN CASH .............................      10.2       ---


CASH, BEGINNING OF PERIOD ......................       ---       ---
                                                    ------    ------


CASH, END OF PERIOD ............................   $  10.2   $   ---
                                                    ======    ======



                       See Notes to Financial Statements.

                      Bell Atlantic - New Jersey, Inc.


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation

  The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - New Jersey, Inc. (formerly New Jersey Bell Telephone Company) (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2) Dividend

  On May 2, 1994, the Company declared and paid a dividend in the amount of $105.0 million to Bell Atlantic Corporation (Bell Atlantic).

(3) Long-Term Debt

  On February 14, 1994, the Company sold $250.0 million of Ten Year 5 7/8% Debentures, due February 1, 2004, through a public offering. The debentures are not redeemable by the Company prior to maturity. The net proceeds from this issuance were used on March 2, 1994, to redeem $150.0 million of Forty Year 7 3/4% Debentures due in 2013, and $100.0 million of Forty Year 8% Debentures due in 2016. The Company redeemed the $150.0 million 7 3/4% debentures at a call price of 102.8% of the principal amount, plus accrued interest from March 1, 1994, and the $100.0 million 8% debentures at a call price of 104.1% of the principal amount, plus accrued interest from September 15, 1993. As a result of the early extinguishment of these debentures, which were called on January 31, 1994, the Company recorded a charge of $10.3 million, before an income tax benefit of $3.6 million, in the first quarter of 1994.

(4) Restatement - First Quarter 1993

  Results of operations for the three months ended March 31, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

                      Bell Atlantic - New Jersey, Inc.


                            SELECTED OPERATING DATA
                                  (Unaudited)
                                (In Thousands)


                                                     At March 31,
                                                 --------------------
                                                   1994        1993
                                                 --------    --------

    Network Access Lines in Service:

        Residence..............................     3,471       3,395
        Business...............................     1,657       1,588
        Public.................................        96          94
                                                    -----       -----
                                                    5,224       5,077
                                                    =====       =====




                                                  Three months ended
                                                       March 31,
                                                 --------------------
                                                   1994        1993
                                                 --------    --------

    Carrier Access Minutes of Use:

        Interstate............................. 4,328,322   4,032,010
        Intrastate.............................   936,695     852,554
                                                ---------   ---------
                                                5,265,017   4,884,564
                                                =========   =========




                                                 Three months ended
                                                     March 31,
                                                 --------------------
                                                   1994        1993
                                                 --------    --------

    Toll Messages:

        Message Telecommunication Services.....   458,514     428,522
        Unidirectional Long-Distance Services..    61,659      61,775
        Corridor...............................    19,149      16,757
                                                  -------     -------
                                                  539,322     507,054
                                                  =======     =======

                      Bell Atlantic - New Jersey, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  Net income for the quarter ended March 31, 1994 increased $31.2 million from the corresponding period last year. Results for the first quarter of 1994 reflect a $6.7 million extraordinary charge, net of tax, for the early extinguishment of debt. Results for the first quarter of 1993 reflect an after-tax charge of $30.0 million for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and a $3.8 million extraordinary charge, net of tax, for the early extinguishment of debt.

OPERATING REVENUES

  Operating revenues increased $26.2 million or 3.3% for the first quarter of 1994 from the corresponding period last year. The increase in total operating revenues was comprised of the following:

                                           (Dollars in Millions)
                                           ---------------------

Local service .........................           $ 8.2
Network access ........................            10.5
Toll service ..........................            11.6
Directory advertising, billing
 services and other ...................             1.8
Less:  Provision for uncollectibles ...             5.9
                                                  ------
                                                  $26.2
                                                  ======

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $8.2 million or 3.0% in the first quarter of 1994. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at March 31, 1994 increased 2.9% from March 31, 1993 (see Selected Operating Data on page 6).

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

  Network access revenues increased $10.5 million or 4.9% in the first quarter of 1994. Access minutes of use were 7.8% higher than the first quarter of 1993 (see Selected Operating Data on page 6), due to the effects of a recovering economy and inclement weather in the region. The increase in network access revenues is due to customer demand as reflected by growth in access minutes of use, as well as increased access lines in service and lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool. This increase was offset in part by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates which will become effective July 1, 1994, subject to FCC approval. These revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

  Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services (MTS), Unidirectional Services (Wide Area Toll Service (WATS) and 800 services), Corridor Services between northern New Jersey and New York City and southern New Jersey and southeastern Pennsylvania, and private line services. Toll

                       Bell Atlantic - New Jersey, Inc.


service revenues increased $11.6 million or 6.4% for the first quarter of 1994. Total toll message volumes, which were partially winter storm-driven, were 6.4% higher than the first quarter of 1993 (see Selected Operating Data on page 6). Volume-driven growth in MTS and Corridor services were slightly offset by declines in revenues from WATS and private line services, principally due to competitive pressures.

  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, intraLATA toll compensation from IXCs, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

  Directory advertising, billing services and other revenues increased $1.8 million or 1.3% for the first quarter of 1994. Directory advertising revenues increased principally as a result of rate increases for yellow page advertising. Higher volumes in premises services and Answer Call, a nonregulated enhanced network service also increased revenues. These increases were partially offset by a decrease in intraLATA toll compensation due to the effects of favorable claim adjustments recorded in 1993 and the elimination of certain services in 1994 from compensation arrangements under a new agreement with IXCs. Billing and collection, and facilities rental revenues also decreased, compared with the first quarter of 1993.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was 2.3% in the first quarter of 1994 and 1.6% for the same period last year. The increase over the corresponding period last year includes a $9.9 million charge in the first quarter of 1994 related to prior year fraudulent calling card toll calls made through IXCs. This increase was partially offset by the effect of a reserve adjustment recorded in the first quarter of 1993.

OPERATING EXPENSES

  Operating expenses increased $21.4 million or 3.6% in the first quarter of 1994 from the corresponding period last year. The increase in total operating expenses was comprised of the following:

                                              Increase/(Decrease)
                                             (Dollars in Millions)
                                             ---------------------

   Employee costs .......................            $12.1
   Depreciation and amortization ........             17.0
   Other ................................             (7.7)
                                                     ------
                                                     $21.4
                                                     ======

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs increased $12.1 million or 6.5% in the first quarter of 1994 due to a combination of salary and wage increases and overtime. The effect of winter storms on repair and maintenance activity contributed to the increase in employee costs.

  The Company continues to evaluate ways to streamline and restructure its operations and reduce its workforce requirements in an effort to improve its cost structure.

  Depreciation and amortization expense increased $17.0 million or 12.7% in the first quarter of 1994 due primarily to additional expense resulting from an increase in depreciation rates in June 1993, under the Plan for Alternative Regulation (PAR), approved by the Board of Regulatory Commissioners (BRC). Retroactive implementation of the new intrastate depreciation rates was recorded in September 1993, effective to January 1, 1993, upon approval by the BRC. Also contributing to the increase was higher depreciation expense due to growth in the level of depreciable plant. These increases were partially offset by reduced capital lease amortization.

                      Bell Atlantic - New Jersey, Inc.


  In the second quarter of 1994, the Company filed for a represcription of its interstate depreciation rates with the FCC. The Company also plans to change intrastate depreciation rates pursuant to the PAR, as approved by the BRC. Both the interstate represcription, if approved by the FCC, and the new intrastate depreciation rates will increase the current level of depreciation expense.

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, and other general and administrative expenses. Other operating expenses decreased $7.7 million or 2.8% for the first quarter of 1994. The decrease was principally due to the effect of one-time accruals for certain liabilities recorded in the first quarter of 1993. Also contributing to the decrease were decreased software development costs associated with the enhancement of the Company's network. Partially offsetting these decreases were increased costs for contracted services primarily as a result of higher employee costs and taxes allocated from NSI. The decrease in other operating expense was further offset by increases in materials expense and contracted services from non-affiliates, attributable in part to the winter storms. Taxes other than income also increased compared with the first quarter of 1993, due to higher gross receipts and property taxes.

FEDERAL OPERATING INCOME TAXES

  The provision for income taxes increased $.9 million or 1.6% in the first quarter of 1994. The Company's effective income tax rate was 31.0% in the first quarter of 1994, compared to 31.3% for the same period in 1993. The first quarter 1994 effective tax rate reflects the effect of an increase in the amortization of investment tax credits and the reversal of excess deferred tax balances, partially offset by the effect of federal tax legislation enacted in the third quarter of 1993, which increased the federal corporate tax rate from 34% to 35%.

INTEREST EXPENSE

  Interest expense decreased $.3 million or 1.1% in the first quarter of 1994, principally due to the effect of long-term debt refinancings in 1994 and 1993, and a reduction in capital lease interest expense. Offsetting these decreases was an increase in short-term interest expense due to higher levels of debt.

EXTRAORDINARY ITEM

  During the first quarter of 1994, the Company called $250.0 million of long-term debentures which were refinanced at more favorable interest rates. As a result of these early retirements, the Company incurred after-tax charges of $6.7 million in 1994. This debt refinancing will reduce interest costs on the refinanced debt by approximately $5 million annually.

COMPETITIVE ENVIRONMENT

  The communications industry is currently undergoing fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

  Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services and competing cellular telephone companies. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the Company's local network.

                      Bell Atlantic - New Jersey, Inc.


  The entry of well-financed competitors, such as large long-distance carriers, has the potential to adversely affect multiple revenue streams of the Company, including local access and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility, reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve regulatory parity with its competitors. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers, including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the local exchange carriers can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, may be larger than from special access collocation. Bell Atlantic and certain other parties have appealed both the special and switched access collocation orders. Appeals of the switched access collocation order have been stayed pending a decision on the appeal of the special access collocation order. Bell Atlantic expects the appeal on the special access collocation order to be decided in 1994.

  In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of the price cap rules and decide what changes, if any, should be made to those rules. Under proposed rulemaking, the FCC identified for examination three broad sets of issues including those related to the basic goals of price regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. This rulemaking is expected to be concluded by the end of 1994. Any changes to the current price cap plan are expected to be effective January 1, 1995 or shortly thereafter. At this time, the Company cannot estimate the financial impact, if any, that would result if the FCC revised its current price cap rules.

  State Regulation
  ----------------

  The communications services of the Company are subject to regulation by the BRC with respect to intrastate rates and services and other matters.

  In 1993, the BRC initiated a proceeding to consider whether to continue its existing policy that prohibits intraLATA toll service competition. The Company does not oppose competition in principle, but urged the BRC to implement certain required fundamental regulatory changes necessary for competition to be fair and effective. Parties participating in the proceeding included, among others, AT&T, MCI, Sprint Communications Company, L.P. and MFS Communications Company, Inc., all of which urged the BRC to revise its current policy and permit competition. A comment phase of the proceeding was completed in October 1993. Evidentiary hearings scheduled for April and May, 1994 were

                       Bell Atlantic - New Jersey, Inc.


canceled when the parties reached an agreement in principle to settle the case. If approved by the BRC, the settlement would permit IXCs to compete for the provision of intraLATA toll services by dialing an access code (e.g., 10XXX), beginning July 1, 1994, and would give the Company substantial flexibility in the pricing and marketing of the services it offers to enable it to compete with the IXCs. In September 1994, the BRC will commence a further proceeding to examine issues of intraLATA toll service competition including whether and under what terms and conditions, presubscription should be authorized, and to address the issue of subsidies embodied in the Company's rates. The target date for an order in that proceeding is December 31, 1995.

REGULATORY ACCOUNTING

  The Company conducts ongoing evaluations of its accounting practices, many of which have been prescribed by regulators. These evaluations include the assessment of whether costs that have been deferred as a result of actions of regulators and the cost of the Company's telephone plant will be recoverable in the future. In the event recoverability of costs becomes unlikely due to changes in cost-based regulation to another form of regulation, decisions by the Company to accelerate deployment of new technology, or increasing levels of competition, the Company may no longer apply the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 would require the Company to write off its regulatory assets and liabilities and may require the Company to adjust the carrying amount of its telephone plant should it determine that such amount is not recoverable. The Company believes that it continues to meet the criteria for continued financial reporting under Statement No. 71. A determination in the future that such criteria are no longer met may result in a significant one-time, non-cash, extraordinary charge, if the Company determines that a substantial portion of the carrying value of its telephone plant may not be recoverable.

OTHER MATTERS

  Environmental Issues
  --------------------

  The Company is subject to a number of environmental matters as a result of its operations and shared liability provisions in the Plan of Reorganization, related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency. Designation as a potentially responsible party subjects the named company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

  The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any potential liability would not have a material effect on the Company's financial condition or results of operations.

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

  The Company's debt ratio was 40.5% at March 31, 1994, compared to 39.6% at December 31, 1993 and 40.0% at March 31, 1993.

  As of March 31, 1994, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

                        Bell Atlantic - New Jersey, Inc.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corporation (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 6.  Exhibits and Reports on Form 8-K


         (b) Reports on Form 8-K filed during the quarter ended March 31, 1994:


             A Current Report on Form 8-K, dated January 31, 1994, was filed reporting on Item 7 (Financial Statements and Exhibits) in connection with the sale of debt securities.

                       Bell Atlantic - New Jersey, Inc.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BELL ATLANTIC - NEW JERSEY, INC.



Date:  May 12, 1994              By  /s/ Michael J. Losch
                                    --------------------------------------
                                         Michael J. Losch
                                         Controller and Treasurer
                                         and Chief Financial Officer



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 9, 1994.