Form 10-Q
period 1994-06-30
BELL ATLANTIC NEW JERSEY INC
filed 1994-08-15
CIK 71428

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ----------------

                                   FORM 10-Q

                                ----------------


     (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1994

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
                             (Dollars in Millions)

                                          Three months ended     Six months ended
                                               June 30,              June 30,
                                         --------------------  --------------------
                                           1994       1993       1994       1993
                                         ---------  ---------  ---------  ---------
OPERATING REVENUES
  Local service........................    $295.5     $280.9   $  577.9   $  555.1
  Network access.......................     220.8      210.8      443.6      423.1
  Toll service.........................     190.5      179.6      383.0      360.5
  Directory advertising, billing
   services and other (including
   $15.4, $12.1, $30.2 and $24.5
   from affiliates)....................     147.3      144.3      292.7      287.9
  Provision for uncollectibles.........     (12.1)     (12.0)     (31.1)     (25.1)
                                           ------     ------   --------   --------
                                            842.0      803.6    1,666.1    1,601.5
                                           ------     ------   --------   --------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes...........................     196.7      187.7      395.8      374.7
  Depreciation and amortization........     153.8      142.2      304.2      275.6
  Taxes other than income..............      47.5       46.4       94.9       92.6
  Other (including $137.2, $122.0,
   $269.4 and $246.3 to affiliates)....     217.8      202.9      435.5      429.5
                                           ------     ------   --------   --------
                                            615.8      579.2    1,230.4    1,172.4
                                           ------     ------   --------   --------

NET OPERATING REVENUES.................     226.2      224.4      435.7      429.1
                                           ------     ------   --------   --------

FEDERAL OPERATING INCOME TAXES.........      65.5       61.3      122.9      117.8
                                           ------     ------   --------   --------

OPERATING INCOME.......................     160.7      163.1      312.8      311.3
                                           ------     ------   --------   --------

OTHER INCOME (EXPENSE)
  Allowance for funds used
   during construction.................       3.6        3.0        7.1        6.0
  Miscellaneous - net..................      (1.3)       8.1       (2.9)       7.1
                                           ------     ------   --------   --------
                                              2.3       11.1        4.2       13.1
                                           ------     ------   --------   --------

INTEREST EXPENSE (including $1.7,
 $1.2, $2.5 and $1.5 to affiliate).....      25.6       30.5       52.5       57.7
                                           ------     ------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE...............     137.4      143.7      264.5      266.7

EXTRAORDINARY ITEM
  Early Extinguishment of Debt,
   Net of Tax..........................       ---        ---       (6.7)      (3.8)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of Tax         ---        ---        ---      (30.0)
                                           ------     ------   --------   --------

NET INCOME.............................    $137.4     $143.7   $  257.8   $  232.9
                                           ======     ======   ========   ========


                                  (Continued)

                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                  (Unaudited)
                             (Dollars in Millions)


                            Three months ended  Six months ended
                                 June 30,           June 30,
                            ------------------  -----------------
                              1994      1993      1994     1993
                            --------  --------  --------  -------
REINVESTED EARNINGS
  At beginning of period..    $778.8    $734.2  $  750.1   $739.4
  Add: net income.........     137.4     143.7     257.8    232.9
                              ------    ------  --------   ------
                               916.2     877.9   1,007.9    972.3
  Deduct: dividends.......     105.0     112.2     196.7    206.6
                              ------    ------  --------   ------
  At end of period........    $811.2    $765.7  $  811.2   $765.7
                              ======    ======  ========   ======




                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------

                                                       June 30,     December 31,
                                                         1994           1993
                                                       --------     ------------
CURRENT ASSETS
  Note from affiliate............................     $    ---      $    9.4
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $37.9 and $57.7...........        586.4         562.3
    Parent and affiliates........................         26.8          24.8
    Other........................................         23.5          24.9
  Material and supplies..........................         16.0          17.1
  Prepaid expenses...............................        219.0         137.2
  Deferred income taxes..........................         31.2           9.9
  Other..........................................         12.5          12.4
                                                      --------      --------
                                                         915.4         798.0
                                                      --------      --------

PLANT, PROPERTY AND EQUIPMENT....................      8,567.6       8,378.1
  Less accumulated depreciation..................      3,554.6       3,295.3
                                                      --------      --------
                                                       5,013.0       5,082.8
                                                      --------      --------

OTHER ASSETS.....................................        174.8         168.4
                                                      --------      --------

TOTAL ASSETS.....................................     $6,103.2      $6,049.2
                                                      ========      ========




                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                       June 30,     December 31,
                                                         1994           1993
                                                       --------     ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................       $  137.6      $    ---
   Other.......................................            3.6         103.8
  Accounts payable:
   Parent and affiliates.......................          208.8         194.3
   Other.......................................          263.0         354.5
  Accrued expenses:
   Taxes.......................................           64.0          27.0
   Other.......................................          115.5         133.9
  Advance billings and customer deposits.......          152.5         155.6
                                                      --------      --------
                                                         945.0         969.1
                                                      --------      --------

LONG-TERM DEBT.................................        1,294.9       1,294.7
                                                      --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................          759.5         744.5
                                                      --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................          379.6         380.0
  Unamortized investment tax credits...........          114.9         125.1
  Other........................................          416.9         404.5
                                                      --------      --------
                                                         911.4         909.6
                                                      --------      --------
SHAREOWNER'S INVESTMENT
  Common stock, one share, without par value,
   owned by parent.............................        1,381.2       1,381.2
  Reinvested earnings..........................          811.2         750.1
                                                      --------      --------
                                                       2,192.4       2,131.3
                                                      --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..       $6,103.2      $6,049.2
                                                      ========      ========




                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                      Six months ended
                                                           June 30,
                                                    ---------------------
                                                      1994          1993
                                                    -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........  $ 412.8       $ 492.8
                                                    -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment....     (227.8)       (229.6)
  Net change in note receivable from affiliate..        9.4           ---
  Other, net....................................        1.2          (5.3)
                                                     ------        ------
Net cash used in investing activities...........     (217.2)       (234.9)
                                                     ------        ------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings......................      249.5          99.1
  Principal repayments of borrowings and
   capital lease obligations....................       (1.9)        (36.5)
  Early extinguishment of debt and related
   call premium.................................     (362.0)       (104.6)
  Net change in note payable to affiliate.......      137.5          85.7
  Dividends paid................................     (196.7)       (206.6)
  Net change in outstanding checks drawn
   on controlled disbursement accounts..........      (22.0)        (90.6)
                                                     ------        ------
Net cash used in financing activities...........     (195.6)       (253.5)
                                                     ------        ------

NET CHANGE IN CASH .............................        ---           4.4


CASH, BEGINNING OF PERIOD ......................        ---           ---
                                                    -------       -------


CASH, END OF PERIOD ............................    $   ---       $   4.4
                                                    =======       =======


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

(2) Dividend

    On August 1, 1994, the Company declared and paid a dividend in the amount of $133.0 million to Bell Atlantic Corporation.

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

(4) Subsequent Events

    Discontinued Application of Statement No. 71
    --------------------------------------------

    The Company has historically accounted for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Under Statement No. 71, as a result of actions of regulators, the Company has depreciated telephone plant using lives prescribed by regulators and deferred certain costs or recognized certain liabilities (regulatory assets and liabilities).

    On August 15, 1994, the Company's parent, Bell Atlantic Corporation (Bell Atlantic), announced that it has determined that it is no longer eligible for continued application of the accounting required by Statement No. 71. The Company believes that the convergence of competition, technological change (including the Company's recent technology deployment plans), recent and potential regulatory, legislative and judicial actions and other factors will create fully open and competitive markets. In such markets, the Company believes it can no longer be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives.

    The discontinued application of Statement No. 71 requires the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not

                       Bell Atlantic - New Jersey, Inc.

recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $574 million to adjust the net carrying amount of telephone plant and equipment and an after-tax extraordinary charge of approximately $16 million to eliminate net regulatory assets. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $946 million. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

    As of August 1, 1994, for financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter than those in effect under current regulation. The shorter estimated asset lives result from the Company's current expectations as to the revenue-producing lives of the assets. A comparison of the current regulatory asset lives and the associated shorter estimated asset lives for the most significantly impacted categories of plant and equipment follows:


                           Average Lives (in years)
                           ------------------------
                           Regulatory    Estimated
                           Asset Lives  Asset Lives
                           -----------  -----------

        Digital Switch       17.5 - 19         12
        Digital Circuit           13            9
        Conduit                   60           50
        Copper Cable           22 - 30      16 - 17
        Fiber Cable            25 - 30      20 - 25


    Employee Benefits
    -----------------

    On August 15, 1994, Bell Atlantic also announced that it will record a charge in the third quarter of 1994, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the benefit costs for the separation of employees who are entitled to benefits under its preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date by employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of the recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. The Company will record a pretax charge of between $40 million and $50 million to recognize its share of the benefit costs under the separation pay plans.

(5) Restatement of 1993 Financial Statements

    Results of operations for the six months ended June 30, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement No. 112, effective January 1, 1993.

(6) Reclassifications - Statements of Cash Flows

    Certain amounts included in Net Cash Provided by Operating Activities and Cash Flows from Investing Activities in the Statement of Cash Flows for the six months ended June 30, 1993 have been reclassified to conform to the current year's classifications.

                       Bell Atlantic - New Jersey, Inc.

                            SELECTED OPERATING DATA
                                  (Unaudited)
                                (In Thousands)

                                                     At June 30,
                                                 ---------------------
                                                   1994       1993
                                                 ---------- ----------
    Network Access Lines in Service:

        Residence..............................       3,477      3,401
        Business...............................       1,676      1,606
        Public.................................          95         94
                                                      -----      -----
                                                      5,248      5,101
                                                      =====      =====



                                                   Six months ended
                                                       June 30,
                                                 ---------------------
                                                   1994       1993
                                                 ---------- ----------
    Carrier Access Minutes of Use:

        Interstate.............................   8,723,873  8,134,145
        Intrastate.............................   1,866,984  1,723,411
                                                 ----------  ---------
                                                 10,590,857  9,857,556
                                                 ==========  =========



                                                   Six months ended
                                                       June 30,
                                                 ---------------------
                                                   1994       1993
                                                 ---------- ----------
    Toll Messages:

        Message Telecommunication Services.....     909,681    863,199
        Optional Calling Plans.................      91,638     79,693
        Unidirectional Long-Distance Services..     126,712    126,159
      * Corridor...............................      36,383     33,236
                                                  ---------  ---------
                                                  1,164,414  1,102,287
                                                  =========  =========


  * Corridor messages for the six months ended June 30, 1993 have been restated to conform to 1994 presentation.

                       Bell Atlantic - New Jersey, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

    This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

    Net income for the six months ended June 30, 1994 increased $24.9 million or 10.7% from the corresponding period last year. Results for 1994 reflect a $6.7 million extraordinary charge, net of tax, for the early extinguishment of debt. Results for 1993 reflect an after-tax charge of $30.0 million for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and a $3.8 million extraordinary charge, net of tax, for the early extinguishment of debt.

OPERATING REVENUES

    Operating revenues for the six months ended June 30, 1994 increased $64.6 million or 4.0% from the corresponding period last year. The increase in total operating revenues was comprised of the following:

                                         (Dollars in Millions)
                                         ---------------------
Local service .........................           $22.8
Network access ........................            20.5
Toll service ..........................            22.5
Directory advertising, billing
 services and other ...................             4.8
Less:  Provision for uncollectibles....             6.0
                                                  -----
                                                  $64.6
                                                  =====

    Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $22.8 million or 4.1% compared to the same period in 1993. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at June 30, 1994 increased 2.9% from June 30, 1993 (see Selected Operating Data on page 8).

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

    Network access revenues increased $20.5 million or 4.8% compared to the same period in 1993. Access minutes of use were 7.4% higher than the first six months of 1993 (see Selected Operating Data on page 8), due to the effects of a recovering economy and inclement weather conditions in the region during the first quarter of 1994. The increase in network access revenues is due to customer demand as reflected by growth in access minutes of use, as well as increased access lines in service. In addition to volume growth, network access revenues increased due to lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool and increased revenues recognized through an interstate revenue sharing arrangement with affiliated
companies.   Network access revenue increases were offset in part by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates which became effective July 1, 1994. These revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

    Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services (MTS), including optional calling plans, Unidirectional Services (Wide Area Toll Service (WATS) and 800 services), Corridor Services between

                       Bell Atlantic - New Jersey, Inc.

northern New Jersey and New York City and southern New Jersey and southeastern Pennsylvania, and private line services. Toll service revenues increased $22.5 million or 6.2%, compared to the same period in 1993. Total toll message volumes were 5.6% higher than the first six months of 1993 due to the effects of a recovering economy and harsh weather conditions during the first quarter of 1994 (see Selected Operating Data on page 8). Volume-driven growth in MTS, Unidirectional and Corridor services were slightly offset by a decline in revenues from private line services, principally due to competitive pressures.

    Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, intraLATA toll compensation from IXCs, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

    Directory advertising, billing services and other revenues increased $4.8 million or 1.7% compared to the same period in 1993, principally due to the effect of a change in customer billing which resulted in accelerated revenue recognition in the current period, and higher yellow page directory advertising. Higher volumes for premises services and voice messaging services, primarily Answer Call, also increased revenues. These revenue increases were partially offset by a decrease in intraLATA toll compensation due to the effects of favorable claim adjustments recorded in 1993 and the elimination of certain services in 1994 from compensation arrangements under a new agreement with IXCs. Billing and collection revenues also decreased, compared with the first six months of 1993.

    The provision for uncollectibles, expressed as a percentage of total operating revenues, was 1.8% in the first six months of 1994 and 1.5% for the same period last year. The increase over the corresponding period last year includes a $9.9 million charge in the first quarter of 1994 related to prior year fraudulent calling card toll calls made through IXCs. This increase was partially offset by the effect of a reserve adjustment recorded in the first quarter of 1993.

OPERATING EXPENSES

    Operating expenses for the six months ended June 30, 1994 increased $58.0 million or 4.9% from the corresponding period last year. The increase in total operating expenses was comprised of the following:

                                            (Dollars in Millions)
                                            ---------------------
   Employee costs .......................            $21.1
   Depreciation and amortization ........             28.6
   Other ................................              8.3
                                                     -----
                                                     $58.0
                                                     =====

    Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs increased $21.1 million or 5.6% compared to the same period in 1993 due to a combination of salary and wage increases and increased overtime. Higher repair and maintenance activity experienced in the first quarter of 1994 caused by unusually severe winter conditions throughout the region contributed to the increase in employee costs.

    On August 15, 1994, the Company's parent, Bell Atlantic Corporation, announced that it will record a charge in the third quarter of 1994, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," to recognize the benefit costs for the separation of employees who are entitled to benefits under its preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date by employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of the recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and

                       Bell Atlantic - New Jersey, Inc.

customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. The Company will record a pretax charge of between $40 million and $50 million to recognize its share of the benefit costs under the separation pay plans. Costs of enhancing systems and consolidating work activities will be charged to expense as incurred.

    Depreciation and amortization expense increased $28.6 million or 10.4% compared to the same period in 1993 due primarily to additional expense resulting from an increase in depreciation rates in June 1993, under the Plan for Alternative Regulation (PAR). The new intrastate depreciation rates were implemented in September 1993, retroactive to January 1, 1993. Also contributing to the increase was growth in the level of depreciable plant.

    Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, and other general and administrative expenses. Other operating expenses increased $8.3 million or 1.6% compared to the same period in 1993. The increase was principally due to higher costs allocated from NSI primarily as a result of higher employee costs, contracted services, and employee-related expenses incurred in that organization. Also contributing to the increase were higher costs for materials and supplies, and contracted services from non-affiliates, attributable in part to the winter storms. In addition, the first six months of 1994 included added expense for property and gross receipts taxes. These increases were partially offset by a reduction in write-offs during the first half of 1994 associated with uncollectible accounts with the Company's billing and collection services and decreased software development costs related to the enhancement of the Company's network.

FEDERAL OPERATING INCOME TAXES

    The provision for income taxes increased $5.1 million or 4.3% compared to the same period in 1993. The Company's effective income tax rate was 31.7% in the first six months of 1994, compared to 30.2% for the same period in 1993. The increase in the effective tax rate for the first six months of 1994 was principally the result of federal tax legislation enacted in the third quarter of 1993, which increased the federal corporate tax rate from 34% to 35%, and certain adjustments to the provision for deferred income taxes, partially offset by an increase in investment tax credit amortization.

INTEREST EXPENSE

    Interest expense decreased $5.2 million or 9.0% compared to the same period in 1993, principally due to the effects of long-term debt refinancings in 1994 and 1993, and a reduction in capital lease interest expense. These decreases were partially offset by an increase in short-term interest expense due primarily to higher levels of average short-term debt.

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

                       Bell Atlantic - New Jersey, Inc.

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

    The entry of well-financed competitors, such as large long-distance carriers, has the potential to adversely affect multiple revenue streams of the Company, including local access and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on the competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

    The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility, to reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve regulatory parity with its competitors. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

    On May 19, 1994, Bell Atlantic Corporation announced the specifics underlying its full service network deployment program to make broadband, interactive, multimedia services available to up to 8.5 million homes throughout the Bell Atlantic region by the end of the year 2000. The Company will use a variety of technologies, on a market by market basis, depending on customer demand and cost considerations.

REGULATORY ENVIRONMENT

    Federal Regulation
    ------------------

    Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers (LECs), including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, are expected to be larger than from special access collocation. Bell Atlantic and certain other parties appealed both the special and switched access collocation orders. In June 1994, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's special access collocation order insofar as it required physical collocation and remanded for further proceedings in which the FCC could consider whether, and to what extent, virtual collocation should be imposed. In July 1994, the FCC voted to require LECs to offer competitors virtual collocation, with the LECs having the option to offer physical collocation. Tariffs for virtual collocation for special access are required to be filed on September 1, 1994 and will become effective on December 15, 1994. The appeal of the switched access collocation order is being held in abeyance. The FCC has informed the U.S. Court of Appeals that it will not further litigate the June 1994 special access decision.

    In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of the price cap rules and decide what changes, if any, should be made to those rules. Under proposed rulemaking, the FCC identified for examination three broad sets of issues including those related to the basic goals of price regulation, the

                       Bell Atlantic - New Jersey, Inc.

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

    In the second quarter of 1994, the Company filed with the FCC a request to increase interstate depreciation expense for regulatory reporting purposes by approximately $30 million annually. Pursuant to the PAR, the Company also has filed for an increase in intrastate depreciation expense for regulatory reporting purposes. The Company currently estimates that the annual intrastate impact will be approximately $58 million when its report on 1994 intrastate depreciation rates is completed. Booking will occur following FCC approval and the completion of the 1994 intrastate depreciation report.

    State Regulation
    ----------------

    The communications services of the Company are subject to regulation by the Board of Public Utilities (BPU) (formerly Board of Regulatory Commissioners) with respect to intrastate rates and services and other matters.

    In 1993, the BPU initiated a proceeding to consider whether to continue its existing policy that prohibits intraLATA toll service competition. The Company does not oppose competition in principle, but urged the BPU to implement certain required fundamental regulatory changes necessary for competition to be fair and effective. Parties participating in the proceeding included, among others, AT&T, MCI, Sprint Communications Company, L.P. and MFS Communications Company, Inc., all of which urged the BPU to revise its current policy and permit competition. A comment phase of the proceeding was completed in October 1993. Evidentiary hearings scheduled for April and May, 1994 were canceled when the parties reached an agreement to settle the case. The settlement, which has been approved by the BPU, permits IXCs to compete for the provision of intraLATA toll services on an access code basis (e.g., customers could dial 10XXX to use an IXC), beginning July 1, 1994, and gives the Company substantial flexibility in the pricing and marketing of the services it offers to enable it to compete with the IXCs. In September 1994, the BPU will commence a further proceeding to examine issues of intraLATA toll service competition including whether presubscription should be authorized, and if so, under what terms and conditions, and to address the issue of subsidies embodied in the Company's rates. The target date for an order in that proceeding is December 31, 1995.

OTHER MATTERS

    Subsequent Event - Discontinued Application of Statement No. 71
    ---------------------------------------------------------------

    On August 15, 1994, the Company's parent, Bell Atlantic Corporation, announced that it has determined that it is no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 requires the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $574 million to adjust the net carrying amount of telephone plant and equipment and an after-tax extraordinary charge of approximately $16 million to eliminate net regulatory assets. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $946 million. The Company expects to report a loss for the third quarter and year as a result of the extraordinary charge for the discontinued application of Statement No. 71.

    As of August 1, 1994, for financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter than those currently approved by regulators (see Note 4 to the Financial Statements). It is expected that the use of the shorter asset lives when applied to the reduced net asset base will result in increased depreciation expense for financial reporting purposes of approximately $27 million for the remainder of 1994. The ongoing impact on

                       Bell Atlantic - New Jersey, Inc.

operating expense resulting from the elimination of the amortization of net regulatory assets is not expected to be significant in future periods. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

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

    The Company's debt ratio was 39.6% at both June 30, 1994 and December 31, 1993.

    As of June 30, 1994, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

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


Item 6.  Exhibits and Reports on Form 8-K


         (b) There were no Current Reports on Form 8-K, filed during the quarter ended June 30, 1994.

                       Bell Atlantic - New Jersey, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BELL ATLANTIC - NEW JERSEY, INC.



Date:  August 15, 1994      By  /s/ Michael J. Losch
                               --------------------------------------
                                    Michael J. Losch
                                    Controller and Treasurer
                                    and Chief Financial Officer