Form 10-Q
period 1994-09-30
BELL ATLANTIC NEW JERSEY INC
filed 1994-11-14
CIK 71428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ----------------

                                   FORM 10-Q

                               ----------------


(Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1994

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

                                ---------------



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

                       Bell Atlantic - New Jersey, Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                                  (Unaudited)
                             (Dollars in Millions)


                               Three months ended    Nine months ended
                                  September 30,         September 30,
                               ------------------    ------------------
                                 1994      1993        1994      1993
                               -------    ------     --------  --------
OPERATING REVENUES
  Local service............    $ 294.4    $282.6     $  872.3  $  837.7
  Network access...........      232.9     215.7        676.5     638.8
  Toll service.............      175.9     180.0        558.9     540.5
  Directory advertising,
   billing services and
   other (including $13.8,
   $12.9, $44.0 and $37.4
   from affiliates)........      145.2     148.2        437.9     436.1
  Provision for
   uncollectibles..........      (17.7)    (14.6)       (48.8)    (39.7)
                               -------    ------     --------  --------
                                 830.7     811.9      2,496.8   2,413.4
                               -------    ------     --------  --------
OPERATING EXPENSES
  Employee costs, including
   benefits and taxes......      240.7     195.6        636.5     570.3
  Depreciation and
   amortization............      162.2     169.6        466.4     445.2
  Taxes other than income..       48.1      45.7        143.0     138.3
  Other (including $140.6,
   $124.1, $410.0 and
   $370.4 to affiliates) ..      239.9     207.9        675.4     637.4
                               -------    ------     --------  --------
                                 690.9     618.8      1,921.3   1,791.2
                               -------    ------     --------  --------

NET OPERATING REVENUES.....      139.8     193.1        575.5     622.2
                               -------    ------     --------  --------
FEDERAL OPERATING INCOME
 TAXES.....................       38.0      51.1        160.9     168.9
                               -------    ------     --------  --------
OPERATING INCOME...........      101.8     142.0        414.6     453.3
                               -------    ------     --------  --------
OTHER INCOME (EXPENSE)
  Allowance for funds used
   during construction.....        1.3       2.7          8.4       8.7
  Miscellaneous - net......       (1.1)       .1         (4.0)      7.2
                               -------    ------     --------  --------
                                   0.2       2.8          4.4      15.9
                               -------    ------     --------  --------
INTEREST EXPENSE
 (including $1.4, $1.0,
 $3.9 and $2.5 to
 affiliate)................       24.0      28.3         76.5      86.0
                               -------    ------     --------  --------
INCOME BEFORE EXTRAORDINARY
 ITEMS AND CUMULATIVE
 EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE......       78.0     116.5        342.5     383.2

EXTRAORDINARY ITEMS
  Discontinuation of
   Regulatory Accounting
   Principles, Net of Tax..     (589.7)     ---        (589.7)     ---
  Early Extinguishment
   of Debt, Net of Tax.....       ---       ---          (6.7)     (3.8)

CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE
  Postemployment Benefits,
   Net of Tax..............       ---       ---          ---      (30.0)
                               -------    ------     --------  --------

NET INCOME (LOSS)..........    $(511.7)   $116.5     $ (253.9) $  349.4
                               =======    ======     ========  ========

                                  (Continued)

                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                  (Unaudited)
                             (Dollars in Millions)


                            Three months ended    Nine months ended
                               September 30,        September 30,
                            -------------------  -------------------
                              1994        1993    1994       1993
                            --------    -------  -------   --------
REINVESTED EARNINGS
  At beginning of period..  $  811.2    $765.7   $ 750.1   $  739.4
  Add: net income (loss)..    (511.7)    116.5    (253.9)     349.4
                            --------    ------   -------   --------
                               299.5     882.2     496.2    1,088.8
  Deduct: dividends.......     133.0     119.2     329.7      325.8
          other changes...      (0.1)       .3      (0.1)        .3
                            --------    ------   -------   --------
  At end of period........  $  166.6    $762.7   $ 166.6   $  762.7
                            ========    ======   =======   ========



                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)

                                    ASSETS
                                    ------

                                                   September 30,    December 31,
                                                       1994            1993
                                                   ------------    ------------
CURRENT ASSETS
  Note receivable from affiliate.................  $    ---        $    9.4
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $49.3 and $57.7...........     590.2           562.3
    Parent and affiliates........................      25.3            24.8
    Other........................................      23.8            24.9
  Material and supplies..........................      14.2            17.1
  Prepaid expenses...............................     195.9           137.2
  Deferred income taxes..........................      26.8             9.9
  Other..........................................       4.1            12.4
                                                   --------        --------
                                                      880.3           798.0
                                                   --------        --------

PLANT, PROPERTY AND EQUIPMENT....................   8,640.9         8,378.1
  Less accumulated depreciation..................   4,588.6         3,295.3
                                                   --------        --------
                                                    4,052.3         5,082.8
                                                   --------        --------

OTHER ASSETS.....................................      34.0           168.4
                                                   --------        --------

TOTAL ASSETS.....................................  $4,966.6        $6,049.2
                                                   ========        ========


                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 September 30,  December 31,
                                                     1994            1993
                                                 ------------   ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate.............................        $  132.6       $    ---
   Other.................................             3.8          103.8
  Accounts payable:
   Parent and affiliates.................           222.6          194.3
   Other.................................           280.7          354.5
  Accrued expenses:
   Taxes.................................            38.8           27.0
   Other.................................           144.7          133.9
  Advance billings and customer deposits.           152.8          155.6
                                                 --------       --------
                                                    976.0          969.1
                                                 --------       --------

LONG-TERM DEBT...........................         1,327.2        1,294.7
                                                 --------       --------

EMPLOYEE BENEFIT OBLIGATIONS.............           808.9          744.5
                                                 --------       --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes..................            32.2          380.0
  Unamortized investment tax credits.....            48.6          125.1
  Other..................................           225.9          404.5
                                                 --------       --------
                                                    306.7          909.6
                                                 --------       --------
SHAREOWNER'S INVESTMENT
  Common stock, one share, without par
   value, owned by parent................         1,381.2        1,381.2
  Reinvested earnings....................           166.6          750.1
                                                 --------       --------
                                                  1,547.8        2,131.3
                                                 --------       --------
TOTAL LIABILITIES AND SHAREOWNER'S
 INVESTMENT..............................        $4,966.6       $6,049.2
                                                 ========       ========



                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                       Nine months ended
                                                          September 30,
                                                      ---------------------
                                                        1994          1993
                                                      -------       -------

NET CASH PROVIDED BY OPERATING ACTIVITIES ........    $ 688.3       $ 819.3
                                                      -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and
   equipment......................................     (378.2)       (377.6)
  Net change in note receivable from
   affiliate......................................        9.4          ---
  Other, net......................................        5.9         (11.7)
                                                      -------       -------
Net cash used in investing activities.............     (362.9)       (389.3)
                                                      -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings........................      249.5          99.1
  Principal repayments of borrowings
   and capital lease obligations..................       (3.0)        (37.0)
  Early extinguishment of debt and
   related call premium...........................     (362.0)       (104.6)
  Net change in note payable to affiliate.........      132.6          37.6
  Dividends paid..................................     (329.7)       (325.8)
  Net change in outstanding checks drawn
   on controlled disbursement accounts............      (12.8)        (90.6)
                                                      -------       -------
Net cash used in financing activities.............     (325.4)       (421.3)
                                                      -------       -------

NET CHANGE IN CASH ...............................       ---            8.7

CASH, BEGINNING OF PERIOD ........................       ---           ---
                                                      -------       -------
CASH, END OF PERIOD ..............................    $  ---        $   8.7
                                                      =======       =======


                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation

  The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - New Jersey, Inc. (formerly New Jersey Bell Telephone Company) (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Effective August 1, 1994, the Company no longer reports using generally accepted accounting principles applicable to regulated entities (see Note 3).

(2) Dividend

  On November 1, 1994, the Company declared and paid a dividend in the amount of $105.0 million to Bell Atlantic Corporation.

(3) Discontinuation of Regulatory Accounting Principles

  In the third quarter of 1994, the Company determined that it was no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). In connection with the decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a non-cash, after-tax extraordinary charge of $589.7 million, which is net of an income tax benefit of $423.2 million.

  The Company's determination that it was no longer eligible for continued application of the accounting required by Statement No. 71 was based on the belief that the convergence of competition, technological change (including the Company's recent technology deployment plans), recent and potential regulatory, legislative and judicial actions, and other factors are creating fully open and competitive markets. In such markets, the Company believes it can no longer be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives.

  The components of the charge recognized as a result of the discontinued application of Statement No. 71 follow:

                                                         (Dollars in Millions)
                                                         ----------------------
                                                          Pre-tax    After-tax
                                                         ---------  -----------
Increase in plant and equipment depreciation reserve...   $  946.1       $615.0
Accelerated investment tax credit amortization.........        ---        (41.1)
Tax-related regulatory asset and liability elimination.        ---        (27.6)
Other regulatory asset and liability elimination.......       66.8         43.4
                                                          --------       ------
Total..................................................   $1,012.9       $589.7
                                                          ========       ======

  The accumulated depreciation reserve was increased by $946.1 million. This increase was supported by both an impairment analysis which identified estimated amounts not recoverable from future discounted cash flows, and a depreciation study which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative underdepreciation of plant as a result of the regulatory process. Investment tax credits (ITCs) are deferred and amortized over the estimated service lives of the related

                       Bell Atlantic - New Jersey, Inc.

telephone plant and equipment. ITC amortization was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment.

  Upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheet as regulatory assets and liabilities and amortized at the time the related deferred taxes were recognized in the ratemaking process. As of August 1, 1994, tax-related regulatory assets of $117.5 million and tax-related regulatory liabilities of $145.1 million were eliminated. The elimination of other regulatory assets and liabilities relate principally to deferred debt refinancing and vacation pay costs which were being amortized as they were recognized in the ratemaking process.

  On August 1, 1994, for financial reporting purposes, the Company began using estimated asset lives for certain categories of plant and equipment that are shorter than those in effect prior to the discontinued application of Statement No. 71. The shorter asset lives result from the Company's expectations as to the revenue-producing lives of the assets. A comparison of the regulatory asset lives to the shorter new asset lives for the most significantly impacted categories of plant and equipment follows:


                                   Average Lives (in years)
                               -------------------------------
                                  Regulatory          New
                                 Asset Lives      Asset Lives
                               ---------------  --------------
  Digital Switch                    17.5 - 19        12
  Digital Circuit                       13            9
  Conduit                               60           50
  Copper Cable                        22 - 30      16 - 17
  Fiber Cable                         25 - 30      20 - 25

  As a result of the discontinued application of Statement No. 71, regulatory accounting principles no longer apply to the Company for financial accounting and reporting purposes. The Company no longer recognizes regulatory assets and liabilities and the related amortization. Additionally, the Company reports depreciation expense based on economic asset lives and reports capitalized interest costs as a cost of telephone plant and equipment and a reduction in interest expense, in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost." Prior to the discontinued application of Statement No. 71, the Company recorded an allowance for funds used during construction which included both interest and equity return components and was recorded as a cost of plant and an item of other income. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

(4) Long-Term Debt

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

(5) Postemployment Benefits

  In the third quarter of 1994, the Company recorded a pretax charge of $44.9 million, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees

                       Bell Atlantic - New Jersey, Inc.

who are expected to receive separation payments in the future, including those employees who will be separated through 1997 as a result of a recently announced workforce reduction initiative.

(6) Restatement

  Results of operations for the nine months ended September 30, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement No. 112, effective January 1, 1993.

(7) Reclassifications - Statements of Cash Flows

  Certain amounts included in Net Cash Provided by Operating Activities and Cash Flows from Investing Activities in the Statement of Cash Flows for the nine months ended September 30, 1993 have been reclassified to conform to the current year's classifications.

                       Bell Atlantic - New Jersey, Inc.


                            SELECTED OPERATING DATA
                                  (Unaudited)
                                (In Thousands)



                                                       At September 30,
                                                       ----------------
                                                        1994     1993
                                                       -------  -------
    Network Access Lines in Service:

        Residence..............................          3,491    3,416
        Business...............................          1,695    1,624
        Public.................................             95       95
                                                         -----    -----
                                                         5,281    5,135
                                                         =====    =====



                                                    Nine months ended
                                                      September 30,
                                                 ----------------------
                                                     1994        1993
                                                 ----------  ----------
    Carrier Access Minutes of Use:

        Interstate.............................  13,183,791  12,294,716
        Intrastate.............................   2,904,658   2,644,109
                                                 ----------  ----------
                                                 16,088,449  14,938,825
                                                 ==========  ==========


                                                    Nine months ended
                                                      September 30,
                                                 ----------------------
                                                    1994        1993
                                                 ----------  ----------
    Toll Messages:

        Message Telecommunication Services.....    1,351,533  1,293,052
        Optional Calling Plans.................      126,145    116,915
        Unidirectional Long-Distance Services..      188,754    192,704
      * Corridor...............................       53,110     50,823
                                                   ---------  ---------
                                                   1,719,542  1,653,494
                                                   =========  =========

     * Corridor messages for the nine months ended September 30, 1993 have been restated.

                       Bell Atlantic - New Jersey, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

     The Company reported a loss of $253.9 million for the nine months ended September 30, 1994, compared to net income of $349.4 million for the corresponding period last year.

     Results for the nine months ended September 30, 1994 included a non-cash, after-tax extraordinary charge of $589.7 million in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71).

     The discontinued application of Statement No. 71 required the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities, resulting in an after-tax charge of $15.8 million. In addition, the Company recorded an after-tax charge of $573.9 million, net of related investment tax credits of $41.1 million, to adjust the carrying amount of its telephone plant and equipment.

     As a result of the discontinued application of Statement No. 71, the Company utilizes shorter asset lives for certain categories of plant and equipment than those in effect prior to the discontinued application of Statement No. 71. It is expected that the use of the shorter asset lives will increase depreciation expense in the fourth quarter of 1994 by approximately $10 million, for financial reporting purposes, over the amount that would have been recorded using asset lives in effect prior to the discontinued application of Statement No. 71. The elimination of the amortization of net regulatory assets and the effect of changes in certain accounting policies are not expected to have a significant impact on financial results in future periods. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71. See Note 3 to the Financial Statements for additional information on the discontinuation of regulatory accounting principles.

     In the third quarter of 1994, the Company recorded a pretax charge of $44.9 million, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of a recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups (see Note 5 to the Financial Statements). Management currently expects the wage and salary savings associated with the workforce reduction to significantly offset the ongoing expense impact for separation benefits accrued under these separation pay plans for 1995 through 1997. Management also expects to recognize additional costs to enhance systems and consolidate work activities, which will be charged to operating expense as incurred.

                       Bell Atlantic - New Jersey, Inc.

OPERATING REVENUES

     Operating revenues for the nine months ended September 30, 1994 increased $83.4 million or 3.5% from the corresponding period last year. The increase in total operating revenues was comprised of the following:

                                                (Dollars in Millions)
                                                ---------------------
     Local service .........................           $34.6
     Network access ........................            37.7
     Toll service ..........................            18.4
     Directory advertising, billing
      services and other ...................             1.8
     Less:  Provision for uncollectibles ...             9.1
                                                       -----
                                                       $83.4
                                                       =====

     Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $34.6 million or 4.1% compared to the same period in 1993. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at September 30, 1994 increased 2.8% from September 30, 1993 (see Selected Operating Data on page 9).

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

     Network access revenues increased $37.7 million or 5.9% compared to the same period in 1993. Access minutes of use were 7.7% higher than the first nine months of 1993 (see Selected Operating Data on page 9), due to the effects of a recovering economy and inclement weather conditions in the region during the first quarter of 1994. The increase in network access revenues is principally due to customer demand as reflected by growth in access minutes of use, as well as increased access lines in service. In addition to volume growth, network access revenues increased due to lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool and increased revenues recognized through an interstate revenue sharing arrangement with affiliated companies. These revenue increases were partially offset by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates which became effective July 1, 1994. The 1994 revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

     Toll service revenues are generated from interexchange usage services such as Message Telecommunication Services (MTS), including optional calling plans, Unidirectional Services (Wide Area Toll Service (WATS) and 800 services), Corridor Services between northern New Jersey and New York City and southern New Jersey and southeastern Pennsylvania, and private line services. Toll service revenues increased $18.4 million or 3.4%, compared to the same period in 1993. Toll message volumes were 4.0% higher compared to the first nine months of 1993 (see Selected Operating Data on page 9). The growth in toll message volume was due to the effects of a recovering economy and harsh weather conditions during the first quarter of 1994. The rate of growth in toll revenues was curtailed in the third quarter of 1994 as a result of the July 1, 1994 commencement of intraLATA toll competition and repricing of calling plan options, as competitive pressures continue to impact these services (see State Regulation on page 15).

     Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, intraLATA toll compensation from IXCs, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

                       Bell Atlantic - New Jersey, Inc.

     Directory advertising, billing services and other revenues increased $1.8 million or .4% compared to the same period in 1993. The increase was principally due to increased revenues from directory advertising, customer premises services and enhanced network services. The increase in directory advertising resulted primarily from a change in customer billing resulting in accelerated revenue recognition in 1994, and higher yellow page advertising. Higher demand for premises services and voice messaging services, including Answer Call, also increased revenues. These revenue increases were partially offset by a reduction in intraLATA toll compensation which ceased July 1, 1994 with the commencement of intraLATA toll competition. Revenue from rental of facilities and billing and collection decreased, compared with the first nine months of 1993.

     The provision for uncollectibles, expressed as a percentage of total operating revenues, was 1.9% in the first nine months of 1994 and 1.6% for the same period last year. The increase over the corresponding period last year includes a $9.9 million charge in the first quarter of 1994 related to prior year fraudulent calling card toll calls made through IXCs. This increase was partially offset by the effect of a reserve adjustment recorded in the first quarter of 1993.

OPERATING EXPENSES

     Operating expenses for the nine months ended September 30, 1994 increased $130.1 million or 7.3% from the corresponding period last year. The increase in total operating expenses was comprised of the following:

                                              (Dollars in Millions)
                                              ---------------------
     Employee costs .......................           $ 66.2
     Depreciation and amortization ........             21.2
     Taxes other than income ..............              4.7
     Other ................................             38.0
                                                      ------
                                                      $130.1
                                                      ======

    Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

    Employee costs increased $66.2 million or 11.6% over the corresponding period in 1993. The increase was principally due to a charge of $35.4 million to recognize, in accordance with Statement No. 112, the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Third quarter 1994 employee costs also included approximately $1 million for the ongoing accrual of separation benefit costs under these separation pay plans. Benefit costs associated with the separation of employees of NSI were allocated to the Company and are included in other operating expenses. Additionally, the employee costs were higher due to a combination of salary and wage increases and increased overtime. Higher repair and maintenance activity caused by unusually severe weather conditions experienced in 1994 contributed to the overall increase in employee costs. These expense increases were offset in part by the effect of lower force levels during 1994.

     Depreciation and amortization expense increased $21.2 million or 4.8% compared with the same period in 1993. The increase was principally due to growth in telephone plant and increased rates of depreciation, including depreciation increases resulting from the Company's aforementioned discontinued application of Statement No. 71, effective August 1, 1994. The Company is using shorter asset lives for certain categories of plant and equipment which reflect the Company's expectations as to the revenue-producing lives of the assets (see
Note 3 to the Financial Statements). The use of the shorter asset lives increased depreciation expense in the third quarter of 1994, for financial reporting purposes, by approximately $7 million. The Company expects depreciation expense to increase in the fourth quarter of 1994 by approximately $10 million, for financial reporting purposes, over the amount that would have been recorded using asset lives in effect prior to the discontinued application of Statement No. 71. Future depreciation rate changes for regulatory purposes will not affect depreciation expense for financial reporting purposes.

                       Bell Atlantic - New Jersey, Inc.

  Taxes other than income increased $4.7 million or 3.4%, compared to the same period in 1993. This increase is primarily due to an increase in property taxes and higher gross receipts taxes resulting from an increase in operating revenues.

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, and other general and administrative expenses. Other operating expenses increased $38.0 million or 6.0% compared to the same period in 1993. The increase was principally due to higher costs allocated from NSI primarily as a result of higher employee costs, affiliate rent expense, and employee-related expenses incurred in that organization, including $9.5 million for the Company's allocated share of a charge for separation benefit costs recognized under Statement No. 112. Also contributing to the increase were higher costs for contracted services from non-affiliates and materials and supplies, attributable in part to the unusually severe weather conditions in 1994. These increases were partially offset by a reduction in uncollectibles during 1994 related to the Company's billing and collection services and decreased software costs.

FEDERAL OPERATING INCOME TAXES

  The provision for income taxes decreased $8.0 million or 4.7% compared to the same period in 1993. The Company's effective income tax rate was 31.9% in the first nine months of 1994, compared to 30.4% for the same period in 1993. The increase in the effective tax rate was principally the result of the reduction in amortization of investment tax credits as a result of the discontinued application of Statement No. 71, and the effect of a one-time net benefit recorded in the third quarter of 1993 to adjust deferred tax assets for the increase in the federal corporate income tax rate from 34% to 35%.

OTHER INCOME AND EXPENSE

  Other income was $4.4 million for the nine months ended September 30, 1994 and $15.9 million for the same period in 1993. This decrease was primarily due to the effect of an accrual reversal recorded in 1993 in connection with the favorable settlement of a tax issue, and reduced income related to the allowance for funds used during construction.

  Prior to the discontinued application of Statement No. 71, the Company recorded an allowance for funds used during construction as a cost of plant and an item of other income. As prescribed by regulators, the allowance for funds used during construction included both interest and equity return components. Effective August 1, 1994, interest costs on telephone plant under construction are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost," and reported as a cost of telephone plant and a reduction to interest expense. The amount of allowance for funds used during construction that was recorded as other income prior to August 1, 1994 was $8.4 million in 1994 and $11.3 million for the twelve month period ended December 31, 1993.

INTEREST EXPENSE

  Interest expense decreased $9.5 million or 11.0% compared to the same period in 1993, principally due to the effects of long-term debt refinancings in 1994 and 1993, and a reduction in capital lease interest expense. Interest expense was further reduced by the recognition of $1.6 million in capitalized interest costs, effective with the discontinued application of Statement No. 71. These decreases were partially offset by additional expense resulting from higher levels of average short-term debt.

EXTRAORDINARY ITEMS

  As discussed in Note 3 to the Financial Statements, in connection with the Company's decision to discontinue application of regulatory accounting principles under Statement No. 71, the Company recorded a non-cash, after-tax extraordinary charge of $589.7 million, net of an income tax benefit of $423.2 million, in the third quarter of 1994.

  During the first quarter of 1994, the Company called $250.0 million of long-term debentures which were refinanced at more favorable interest rates. As a result of these early retirements, the Company incurred after-tax charges of $6.7 million in 1994. This

                       Bell Atlantic - New Jersey, Inc.

debt refinancing will reduce interest costs on the refinanced debt by approximately $5 million annually.

COMPETITIVE ENVIRONMENT

  The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

  Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services and competing cellular telephone companies. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the Company's local network.

  The entry of well-financed competitors, such as large long-distance carriers, has the potential to adversely affect multiple revenue streams of the Company, including network access and toll services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on the competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on being more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility, to reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve regulatory parity with its competitors. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. The FCC had ordered local exchange carriers
(LECs), including the Company, to provide physical collocation in the Company's central offices to competitors for the purpose of providing special and switched access transport services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. However, in June 1994, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's special access collocation order insofar as it required physical collocation and remanded for further proceedings in which the FCC could consider whether, and to what extent, virtual collocation should be imposed. In July 1994, the FCC voted to require LECs to offer competitors virtual collocation, with the LECs having the option to offer physical collocation. Tariffs for virtual collocation for special access were filed on September 1, 1994 and will become effective on December 15, 1994. The appeal of the switched access collocation order is being held in abeyance. The FCC has informed the U.S. Court of Appeals that it will not further litigate the June 1994 special access decision. The Company does not expect the net revenue impact of virtual collocation to be material.

                       Bell Atlantic - New Jersey, Inc.

  As reported in the Company's 1993 Form 10-K (Part I, Item 1 - Business), the FCC initiated Computer Inquiry III in 1985 to re-examine its regulations requiring that "enhanced services" (e.g., voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company to offer enhanced services, subject to compliance with a series of nonstructural safeguards. These safeguards include detailed cost accounting, protection of customer information, public disclosure of technical interfaces and certain reporting requirements.

  In June 1990, the U.S. Court of Appeals for the Ninth Circuit (Court of Appeals) vacated and remanded the Computer Inquiry III decisions to the FCC. In December 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Computer III Open Network Architecture (ONA) requirements and strengthened some of the nonstructural safeguards. In March 1992, the Company certified to the FCC that it had complied with all initial ONA obligations, and the FCC granted the Company structural relief in June 1992.

  In October 1994, the Court of Appeals vacated the 1991 order and remanded the matter to the FCC for further proceedings. As the Court of Appeals has not yet issued a mandate giving formal effect to the decision, the Company continues to offer enhanced services pending further action by the Court of Appeals or the FCC.

  In the second quarter of 1994, the Company filed with both the FCC and the Board of Public Utilities (BPU) requests to increase depreciation expense for regulatory reporting purposes. The Company currently expects that the annual interstate impact will be approximately $30 million and the annual intrastate impact will be approximately $58 million.

  State Regulation
  ----------------

  The communications services of the Company are subject to regulation by the BPU with respect to intrastate rates and services and other matters.

  In 1993, the BPU initiated a proceeding to consider whether to continue its policy that prohibited intraLATA toll service competition. The Company does not oppose competition in principle, but urged the BPU to implement certain required fundamental regulatory changes necessary for competition to be fair and effective. Parties participating in the proceeding included, among others, AT&T, MCI, Sprint Communications Company, L.P. and MFS Communications Company, Inc., all of which urged the BPU to revise its policy and permit competition. A comment phase of the proceeding was completed in October 1993. Evidentiary hearings scheduled for April and May, 1994 were canceled when the parties reached an agreement to settle the case. The settlement, which was approved by the BPU, permits IXCs to compete for the provision of intraLATA toll services on an access code basis (e.g., customers could dial 10XXX to use an IXC), beginning July 1, 1994, and gives the Company substantial flexibility in the pricing and marketing of the services it offers to enable it to compete with the IXCs. The BPU is expected to commence a further proceeding in the fourth quarter of 1994 to examine issues of intraLATA toll service competition including whether presubscription should be authorized, and if so, under what terms and conditions, and to address the issue of subsidies embodied in the Company's rates. The target date for an order in that proceeding is December 31, 1995.

OTHER MATTERS

  Environmental Issues
  --------------------

  The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund and other sites for which the Company has received a request for information or is a third party defendant. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

  The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation

                       Bell Atlantic - New Jersey, Inc.

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

  The Company's debt ratio was 48.6% at September 30, 1994, compared to 39.6% at December 31, 1993. The debt ratio was significantly impacted by the equity reduction associated with the discontinued application of Statement No. 71.

  As of September 30, 1994, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

  As a result of the discontinued application of Statement No. 71, the Balance Sheet at September 30, 1994 reflects significant changes due to the elimination of regulatory assets and liabilities, the revaluation of plant and equipment and the accelerated amortization of investment tax credits (see Note 3 to the Financial Statements).

                       Bell Atlantic - New Jersey, Inc.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 6.  Exhibits and Reports on Form 8-K


         (a)    Exhibits:

                Exhibit Number

                27   Financial Data Schedule.


         (b) There were no Current Reports on Form 8-K, filed during the quarter ended September 30, 1994.

                       Bell Atlantic - New Jersey, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 BELL ATLANTIC - NEW JERSEY, INC.



Date:  November 10, 1994         By  /s/ Michael J. Losch
                                    --------------------------------------
                                         Michael J. Losch
                                         Controller and Treasurer
                                         and Chief Financial Officer



    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 7, 1994.