Form 10-K405
BELL ATLANTIC NEW JERSEY INC
filed 1995-03-30
CIK 71428

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                   FORM 10-K
                                ----------------


  (Mark one)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994

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


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

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

                       Bell Atlantic - New Jersey, Inc.

                                  SCHEDULE A



Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
              Title of each class                        on which registered
     -----------------------------------------------    ---------------------

     Forty Year 7 1/4% Debentures, due April 1, 2011       New York Stock
                                                              Exchange

     Forty Year 7 3/8% Debentures, due June 1, 2012               "

                       Bell Atlantic - New Jersey, Inc.

                               TABLE OF CONTENTS


ITEM NO.                                                    PAGE
--------                                                    ----
                                    PART I

 1.    Business...........................................   1
 2.    Properties.........................................  11
 3.    Legal Proceedings..................................  12
 4.    Submission of Matters to a Vote of Security Holders  13

                                    PART II

 5.    Market for Registrant's Common Equity and Related
       Stockholder Matters ...............................  13
 6.    Selected Financial Data ...........................  13
 7.    Management's Discussion and Analysis of Results of
       Operations (Abbreviated pursuant to General
       Instruction J(2).) ................................  14
 8.    Financial Statements and Supplementary Data .......  22
 9.    Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure ...............  22

                                    PART III

10.    Directors and Executive Officers of the Registrant.  22
11.    Executive Compensation.............................  22
12.    Security Ownership of Certain Beneficial Owners and
       Management.........................................  22
13.    Certain Relationships and Related Transactions.....  22

                                    PART IV

14.    Exhibits, Financial Statement Schedule, and Reports
       on Form 8-K .......................................  22


     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 27, 1995.

                       Bell Atlantic - New Jersey, Inc.

                                     PART I

Item 1.  Business

                                    GENERAL

   Bell Atlantic - New Jersey, Inc. (the "Company") is incorporated under the laws of the State of New Jersey and has its principal offices at 540 Broad Street, Newark, New Jersey 07101 (telephone number 201-649-9900). The Company is a wholly owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic"), which is one of the seven regional holding companies ("RHCs") formed in connection with the court-approved divestiture (the "Divestiture"), effective January 1, 1984, of those assets of American Telephone and Telegraph Company ("AT&T") related to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications.

   The Company presently serves a territory consisting of three Local Access and Transport Areas ("LATAs"). These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which the Company may provide telephone service.

   The Company provides two basic types of telecommunications services. First, the Company transports telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and toll services. Local service includes the provision of local exchange ("dial tone"), local private line and public telephone services (including dial tone service for pay telephones owned by the Company and other pay telephone providers). Among other local services provided are Centrex (telephone company central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS)/800 services (volume discount offerings for customers with highly concentrated demand). The Company also earns toll revenue from the provision of telecommunications service between LATAs ("interLATA service") in the corridors between the cities (and certain surrounding counties) of (i) New York, New York and Newark, New Jersey, and (ii) Philadelphia, Pennsylvania and Camden, New Jersey. Second, the Company provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide interLATA telecommunications service to their customers. The Company also provides exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service.


                                   OPERATIONS

   During 1993, Bell Atlantic reorganized certain functions formerly performed by each of the seven Bell System operating companies ("BOCs") transferred to it pursuant to the Divestiture, including the Company (collectively, the "Network Services Companies"), into lines of business ("LOBs") organized across the Network Services Companies around specific market segments. The Network Services Companies, however, remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters. The LOBs are:

   The Consumer Services LOB markets communications services to residential customers within the service territories of the Network Services Companies, including the service territory of the Company, and plans to market information services and entertainment programming.

   The Carrier Services LOB markets (i) switched and special access to the Company's local exchange network, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. The principal customers of this LOB are interexchange carriers; AT&T is the largest single customer. Other customers include business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers ("LECs") which resell network connections to their own customers.

                       Bell Atlantic - New Jersey, Inc.

   The Small Business Services LOB markets communications and information services to small businesses (customers having up to 20 access lines or 100 Centrex lines).

   The Large Business Services LOB markets communications and information services to large businesses (customers having more than 20 access lines or more than 100 Centrex lines). These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, surveillance, videoconferencing) and integrated multi-media applications services.

   The Directory Services LOB manages the provision of (i) advertising and marketing services to advertisers, and (ii) listing information (e.g., White Pages and Yellow Pages). These services are currently provided primarily through print media, but the Company expects that use of electronic formats will increase in the future. In addition, the Directory Services LOB manages the provision of photocomposition, database management and other related products and services to publishers.

   The Public and Operator Services LOB markets pay telephone and operator services in the service territories of the Network Services Companies to meet consumer needs for accessing public networks, locating and identifying network subscribers, providing calling assistance and arranging billing alternatives (e.g., calling card, collect and third party calls).

   The Federal Systems LOB markets communications and information technology and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government.

   The Network LOB manages the technologies, services and systems platforms required by the other LOBs and the Network Services Companies, including the Company, to meet the needs of their respective customers, including switching, feature development and on-premises installation and maintenance services.

   The Company has been making and expects to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $596 million in 1992, $590 million in 1993 and $629 million in 1994. The total investment in plant, property and equipment was approximately $8.08 billion at December 31, 1992, $8.38 billion at December 31, 1993, and $8.70 billion at December 31, 1994, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

   The Company is projecting construction expenditures for 1995 of approximately $642 million. The Company will allocate capital resources to the deployment of broadband network platforms (technologies ultimately capable of providing a switched facility for access to and transport of high-speed data services, video-on-demand, and image and interactive multimedia applications). Most of the funds for these expenditures are expected to be generated internally. Some additional external financing may be necessary or desirable.


                         LINE OF BUSINESS RESTRICTIONS

   The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court, set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic

                       Bell Atlantic - New Jersey, Inc.

and its subsidiaries. Currently, the MFJ's principal restrictions on post-Divestiture RHC activities are prohibitions on (i) providing interexchange telecommunications, and (ii) engaging in the manufacture of telecommunications equipment and customer premises equipment ("CPE"). Since Divestiture, the D.C. District Court has retained jurisdiction over the construction, modification, implementation and enforcement of the MFJ.

   Legislation has been introduced in the current session of Congress pursuant to which the line of business restrictions established by the MFJ could be eliminated or modified. No definitive prediction can be made as to whether or when any such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.


                      FCC REGULATION AND INTERSTATE RATES

   The Company is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate services and certain related matters. The FCC prescribes a uniform system of accounts for telephone companies, interstate depreciation rates and the principles and standard procedures used to separate plant investment, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities ("separations procedures"). The FCC also prescribes procedures for allocating costs and revenues between regulated and unregulated activities.

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

   In May 1984, the FCC authorized the implementation of Access Charge tariffs for "switched access service" (access to the local exchange network) and of Subscriber Line Charges for multiple line business customers (up to $6.00 per month per line). In 1985, the FCC authorized Subscriber Line Charges for residential and single-line business customers at the rate of $1.00 per month per line, which increased in installments to $3.50, effective April 1, 1989.

   FCC Access Charge Pooling Arrangements

   The FCC previously required that all LECs, including the Company, pool revenues from CCL and Subscriber Line Charges that cover the non-traffic sensitive costs of the local exchange network, that is, the interstate costs associated with the lines from subscribers' premises to telephone company central offices. To administer such pooling arrangements, the FCC mandated the formation of the National Exchange Carrier Association, Inc. ("NECA"). All but one of the Network Services Companies, including the Company, received substantially less from the pool than the amount billed to their interexchange carrier customers.

   The FCC changed its mandatory pooling requirements, effective April 1, 1989. As a result, the Network Services Companies as a group withdrew from the pool and were permitted to charge CCL rates which more closely reflect their non-traffic sensitive costs. The Network Services Companies, including the Company, are still obligated to make contributions of CCL revenues to companies who choose to continue to pool non-traffic sensitive costs so that the pooling companies can charge a CCL rate no greater than the nationwide average CCL rate of price cap companies. In addition to this

                       Bell Atlantic - New Jersey, Inc.

continuing obligation, the Network Services Companies, including the Company, had a transitional support obligation to high cost companies who left the pool in 1989 and 1990. This transitional support obligation ended in July 1994.

   In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit concluded in December 1991 with respect to certain filings by the Network Services Companies with NECA. Resolution of these issues is expected in the second half of 1995.

   Price Caps

   The price cap system, which has been in effect since 1991, places a cap on overall LEC prices for interstate access services which is modified annually, in inflation-adjusted terms, by a fixed percentage which is intended to reflect increases in productivity. The price cap level can also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. LECs subject to price caps have somewhat increased flexibility to change the prices of existing services within certain groupings of interstate services, known as "baskets".

   FCC regulations applicable to the Company provide for an authorized rate of return of 11.25% for the years 1991 and beyond. To the extent that a company is able to earn a higher rate of return through improved efficiency, the FCC's price cap rules permit them to retain the full amount of this higher return up to 100 basis points above the authorized rate of return (currently, up to a 12.25% rate of return). If a company's rate of return is between 100 and 500 basis points above the authorized rate of return (that is, currently, between 12.25% and 16.25%), the company must share 50% of the earnings above the 100-basis-point level with customers by reducing rates prospectively. All earnings above the 500-basis-point level must be returned to customers in the form of prospective rate decreases. If, on the other hand, a company's rate of return is more than 100 basis points below the authorized rate of return (that is, currently, below 10.25%), the company is permitted to increase rates prospectively to make up the deficiency.

   Under FCC-approved tariffs, the Network Services Companies are charging uniform rates for interstate access services (with the exception of Subscriber Line Charges) throughout the service territories and are regarded as a single unit by the FCC for rate of return measurement.

   In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of LEC price cap rules and to decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded in the first half of 1995.

   Enhanced Services

   In 1985, the FCC initiated an examination of its regulations requiring that "enhanced services" (e.g. voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company to offer enhanced services, subject to compliance with a series of non-structural safeguards. These safeguards include detailed cost accounting, protection of customer information, public disclosure of technical interfaces and certain reporting requirements. In 1990, the U.S. Court of Appeals for the Ninth Circuit (Court of Appeals) vacated and remanded the matter to the FCC. In 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Open Network Architecture requirements and strengthened some of the nonstructural safeguards. In 1992, the Company certified to the FCC that it had complied with applicable requirements, and the FCC granted structural relief.

   In October 1994, the Court of Appeals vacated the 1991 order and remanded the matter to the FCC for further proceedings. As a result, the FCC has initiated a broad examination of the state of competition in the enhanced services business and the adequacy of existing non-structural safeguards. The Company is permitted to continue to offer existing enhanced services pending further action.

                       Bell Atlantic - New Jersey, Inc.

   FCC Cost Allocation and Affiliate Transaction Rules

   FCC rules govern: (i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and (ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

   The cost allocation rules apply to certain unregulated activities: activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC. The costs of these activities are removed prior to the separations procedures process and are assigned to unregulated activities in the aggregate, not to specific services, for pricing purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures.

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

   Telephone Company Provision of Video Dial Tone and Video Programming

   In August 1992, the FCC issued an order permitting telephone companies such as the Company to provide "video dial tone" service. Video dial tone permits telephone companies to provide video transport to multiple programmers on a non-discriminatory common carrier basis. In November 1994, the FCC issued an order which stated that jurisdiction for video dial tone service will be divided between the FCC and the states. Over the air services and services transported across state lines will be deemed interstate services subject to regulation by the FCC. Services delivered entirely within a single state will be deemed intrastate services subject to state regulation. The order also generally prohibits the Company from acquiring in-region cable television facilities or entering into a joint venture with an in-region cable television company or other video programmer to jointly construct or operate a video dial tone platform.

   In December 1992, two Bell Atlantic Companies, Bell Atlantic - Virginia, Inc. and Bell Atlantic Video Services Company, filed a lawsuit against the federal government in the United States District Court for the Eastern District of Virginia seeking to overturn the prohibition in the Cable Communications Policy Act of 1984 against LECs providing video programming in their respective telephone service areas. In 1993, the court struck down this prohibition as a violation of the First Amendment's freedom of speech protections and enjoined its enforcement against Bell Atlantic, the Network Services Companies, including the Company, and Bell Atlantic Video Services Company. This decision was affirmed by the United States Court of Appeals for the Fourth Circuit in 1994. The federal government is expected to petition the United States Supreme Court to review the decision.

   In 1992, the Company entered into an agreement with Future Vision of America Corporation ("Future Vision") pursuant to which the Company will deploy fiber optic technology in the Dover Township, New Jersey telephone network to establish a video dial tone platform that will allow Future Vision and other video information providers to deliver video programming services. The FCC approved the deployment of this system in late 1994. Service is expected to commence later in 1995.

                       Bell Atlantic - New Jersey, Inc.

   Interconnection and Collocation

   In order to encourage greater competition in the provision of interstate special access services, the FCC issued an order in 1992 allowing third parties to collocate their equipment in telephone company offices to provide special access (private line) services to the public. The order permits collocating parties to pay LECs an interconnection charge that is lower than the existing tariffed rates for similar non-collocated services and it allows LECs limited additional pricing flexibility for their own special access services when collocated interconnection is operational. In 1993, the FCC extended collocation to switched access services under terms and conditions similar to those for special access collocation. In June 1994, the U.S. Court of Appeals for the District of Columbia vacated the FCC's special access collocation order insofar as it required physical collocation. In July 1994, the FCC voted to require LECs to offer virtual collocation, with the LECs having the option to offer physical collocation.


                  STATE REGULATION AND COMPETITIVE ENVIRONMENT

   The communications services of the Company are subject to regulation by the New Jersey Board of Public Utilities (the "BPU") with respect to intrastate rates and services and other matters.

   The New Jersey Telecommunications Act of 1992 authorized the BPU to adopt alternative regulatory frameworks to address changes in technology and the structure of the telecommunications industry and to promote economic development. It also deregulated services which the BPU found to be competitive. Pursuant to that legislation, the Company filed a Plan for Alternative Form of Regulation (the "PAR"), which became effective in May 1993.

   The PAR replaced the Rate Stability Plan, which was approved by the BPU in 1987. In general, the Rate Stability Plan separated intrastate services into two categories: Group I (more competitive) and Group II (less competitive). Only Group II services were subject to financial performance monitoring by the BPU.

   The PAR divides the Company's services into Rate-Regulated Services (formerly Group II services) and Competitive Services (formerly Group I services and services which have never been regulated by the BPU). Rate-Regulated Services are grouped in two categories:

   --"Protected Services": Basic residence and business service, Touch-Tone, access services, message toll services and the ordering, installation and restoration of these services. Rates for Protected Services, other than basic residence service, may be increased beginning January 1996 in an amount limited to the prior year's increase in the Gross National Product-Price Index ("GNP-PI") less a 2% productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 11.7%. Basic residence service rates are frozen through December 1999.

   --"Other Services": Custom Calling, Custom Local Area Signaling Services ("CLASS" services which utilize Signaling System 7), operator services and 911 enhanced service. Rates for Other Services may be increased beginning January 1996 in an amount limited to the prior year's increase in the GNP-PI less a 2% productivity offset, as long as the return on equity for Rate-Regulated Services does not exceed 12.7%.

All earnings above a return on equity of 13.7% for Rate-Regulated Services will be shared equally with customers. There is no point at which the earnings are capped.

   Competitive Services are deregulated under the New Jersey Telecommunications Act. Other services such as premises wire maintenance, Answer Call and electronic messaging, which have never been regulated by the BPU, continue to be deregulated under the New Jersey Telecommunications Act. An appeal of the PAR is pending.

   In January 1995, MFS-Intelenet filed a petition with the BPU requesting authority to provide local exchange services in areas served by the Company.

                       Bell Atlantic - New Jersey, Inc.

COMPETITION

   General

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

   The Company faces competition from alternative communications systems, constructed by large end users, interexchange carriers, and alternative access vendors which are capable of originating and/or terminating calls without the use of the company's plant. Teleport Communications Group Inc. ("Teleport") and MFS provide competitive access service in the Princeton-Trenton corridor and northern New Jersey.

   The ability of such alternative access providers to compete with the Company has been enhanced by the FCC's orders requiring the Company to offer virtual collocated interconnection for special and switched access services.

   Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the Company's local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the Company's lines.

   IntraLATA Toll Competition

   The ability of interexchange carriers to engage in the provision of intrastate intraLATA toll service in competition with the Company is subject to state regulation. Such competition is permitted in New Jersey.

   In May 1994, the BPU approved a settlement of a proceeding addressing intraLATA toll competition. The settlement permitted IXCs to compete for the provision of intraLATA toll services on an access code basis (e.g., customers must dial 10XXX to use an IXC), beginning July 1, 1994, and granted the Company substantial flexibility in the pricing and marketing of the services it offers to enable it to compete with the IXCs. In January 1995, the BPU commenced a further proceeding to examine issues of intraLATA toll service competition including whether presubscription should be authorized, and if so, under what terms and conditions, and to address the issue of subsidies embodied in the Company's rates. Currently, intraLATA toll calls default to the Company unless the customer dials a five digit access code to use an alternate carrier. Presubscription would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial the five digit access code. A decision on this proceeding is expected by the end of 1995.

   Personal Communications Services

   Radio-based personal communications services ("PCS") also constitute potential sources of competition to the Company. PCS consists of wireless portable telephone services which would allow customers to make and receive telephone calls from any location using small handsets, and which could also be used for data transmission. The FCC has authorized trials of such services, using a variety of technologies, by numerous companies, including Bell Atlantic's cellular telecommunications subsidiaries.

   In September 1993, the FCC issued an order allocating radio spectrum to be licensed for use in providing PCS. Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States; five of the spectrum blocks would be auctioned by "basic trading area" and the remaining two would be auctioned

                       Bell Atlantic - New Jersey, Inc.

by larger "major trading area" (as such trading areas are defined by Rand McNally). LECs and companies with LEC subsidiaries, such as Bell Atlantic, are eligible to bid for PCS licenses, except that cellular carriers, such as Bell Atlantic, are limited to obtaining only 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area.

   In October 1994, Bell Atlantic, NYNEX, AirTouch Communications and U S WEST, Inc., formed a partnership to bid jointly in the FCC's auctions for PCS licenses. In March 1995, this partnership was a successful bidder for licenses for spectrum to provide PCS services in the following markets: Chicago; Dallas; Tampa; Houston; Miami; New Orleans; Milwaukee; Richmond; San Antonio; Jacksonville; and Honolulu.

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

   Users of Centrex systems generally require more subscriber lines than users of PBX systems of similar capacity. The FCC increased the maximum Subscriber Line Charge on embedded Centrex lines to $6.00 per month per line, effective April 1, 1989. Increases in Subscriber Line Charges result in Centrex users incurring higher charges than users of comparable PBX systems. The BPU has permitted flexible pricing of certain Centrex services, which helps offset the effects of higher Subscriber Line Charges.

   Directories

   The Company continues to face significant competition from other providers of directories, as well as competition from other advertising media. In particular, the former sales representative of several of the Network Services Companies publishes directories in competition with those published by the Company in its service territory.

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


                           NEW PRODUCTS AND SERVICES

   The following were among the new products and services introduced by the Company in 1994:

   Small Business Economic Development Incentive Program provides a discounted rate plan designed to provide an incentive to small business customers to expand business and employment in New Jersey's Urban Enterprise Zones. The program provides the waiving of up to $500 of the nonrecurring charges for the connection of new or additional exchange access lines and will provide one month of free service for up to three new or additional CLASS or Custom Calling features for one business line.

                       Bell Atlantic - New Jersey, Inc.

   Individual Line Business IntelliLinQ Basic Rate Interface provides customers with simultaneous access, transmission and switching of voice, data and image capabilities over a single line by utilizing Integrated Services Digital Network architecture.

   Consumer Opportunity Savings Plan is an optional calling plan that provides a 20% discount on direct distance dialed ("DDD") calls for residence customers who enroll in the plan and whose monthly intraLATA DDD charges equal or exceed $20.

   Toll Savings Plan is an optional toll calling plan for business customers who generate $150,000 or more in annual billing for the Company's services (exclusive of Directory Advertising) or who have 21 or more access lines or 101 or more station lines. This plan provides a fixed rate per minute for 50 hours or more of calling based on the total hours of intraLATA DDD usage.

   Outward WATS Savings Plan is an optional calling plan for business customers who generate $150,000 or more in annual billing for the Company (exclusive of Directory Advertising) or who have 21 or more access lines or 101 or more station lines. This plan provides a fixed rate per minute for 50 hours or more of calling based on the total hours of intrastate intraLATA Outward WATS usage.

   CustoPAK is a Centrex service targeted to small business customers which provides intercommunication between Centrex lines within the customer's system, Local Exchange Service, direct in dialing to Centrex lines, identification and billing of outgoing long distance messages by line number where such billing is done by the Company, Touch Tone Calling service, and intercept to the main listed number.

   The Company also introduced ISDN Anywhere which allows customers in non-equipped Integrated Services Digital Network ("ISDN") offices to be offered service from a designated host switch. Customers served by non-equipped offices will be offered service from the designated host switch until such time as their home office becomes equipped with ISDN. ISDN services provide for simultaneous transport of voice, data and images. Other new services introduced were Three Way Call Transfer and Operator Revert. The Company also introduced the capability for Per Call Blocking and Anonymous Call Rejection.


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

   The seven RHCs each own (directly or through subsidiaries) a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Pursuant to the Plan, Bellcore furnishes the RHCs and their BOC subsidiaries with technical assistance such as network planning, engineering and software development, as well as various other consulting services that can be provided more effectively on a centralized basis. Bellcore is the central point of contact for coordinating the efforts of the RHCs in meeting the national security and emergency preparedness requirements of the federal government. It also helps to mobilize the combined resources of the RHCs in times of natural disasters.

                        Bell Atlantic - New Jersey, Inc.

                               EMPLOYEE RELATIONS

   As of December 31, 1994, the Company employed approximately 14,500 persons, including personnel managed by the centralized staff of NSI. This represents a decrease of approximately 5% from December 31, 1993. This workforce is augmented by employees of the centralized staff of NSI, who perform services for the Company on a contract basis.

   Approximately 86% of the Company's employees are represented by unions. Of those so represented, approximately 39% are represented by the Communications Workers of America, and approximately 61% are represented by the International Brotherhood of Electrical Workers. Both are affiliated with the American Federation of Labor - Congress of Industrial Organizations.

   The represented associates received a base wage increase of 4.00% in August 1994 under the terms of three-year contracts, which were ratified in October 1992 by unions representing associate employees of the Bell Atlantic Network Services Companies, including the Company and NSI. Under the same contracts, associates received a Corporate Profit Sharing payment of $480 per person in 1995 based upon Bell Atlantic's 1994 financial performance.

   The terms of the contracts ratified in October 1992 by unions representing associate employees of the Bell Atlantic Network Services Companies, including the Company and NSI, expire in August 1995.

                        Bell Atlantic - New Jersey, Inc.

Item 2.  Properties

   The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment consisted of the following at December 31:


                              1994   1993
                              -----  -----

Central office equipment....    37%    38%
Cable, wiring, and conduit..    38     38
Land and buildings..........     8      8
Other equipment.............    12     12
Other.......................     5      4
                              ----   ----
                               100%   100%
                              ====   ====


   "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring, and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other equipment" consists of public telephone terminal equipment and other terminal equipment, poles, furniture, office equipment, and vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

   The Company's customers are served by electronic switching systems that provide a wide variety of services. The Company's network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1994, approximately 71% of the access lines were served by digital capability.

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



RESULTS OF OPERATIONS
---------------------

For the Years Ended December 31                          1994     1993
--------------------------------------------------------------------------------
                                                     (Dollars in Millions)
Income Before Extraordinary Items and
 Cumulative Effect of Change in Accounting Principle    $ 455.7   $487.3

Extraordinary Items
  Discontinuation of regulatory accounting
   principles, net of tax                                (589.7)     ---
  Early extinguishment of debt, net of tax                 (6.7)    (6.9)

Cumulative Effect of Change in Accounting Principle
  Postemployment benefits, net of tax                       ---    (30.0)
                                                        -------   ------

Net Income (Loss)                                       $(140.7)  $450.4
                                                        =======   ======


   The Company reported a loss of $140.7 million in 1994, compared to net income of $450.4 million in 1993.

   Results for 1994 included a noncash, after-tax extraordinary charge of $589.7 million in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Results also included an extraordinary charge of $6.7 million for the early extinguishment of debt, net of tax.

   The discontinued application of Statement No. 71 required the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities, resulting in an after-tax charge of $15.8 million. In addition, the Company recorded an after-tax charge of $573.9 million, net of related investment tax credits of $41.1 million, to adjust the carrying amount of its telephone plant and equipment. On August 1, 1994, the Company began using shorter asset lives to depreciate certain categories of plant and equipment. The use of the shorter asset lives increased depreciation expense in 1994 by approximately $27 million, for financial reporting purposes, over the amount that would have been recorded using asset lives in effect at the time of the discontinued application of Statement No. 71. See Notes 1, 2 and 3 to the Financial Statements for additional information on the discontinuation of regulatory accounting principles.

   Results for 1993 included an extraordinary charge of $6.9 million for the early extinguishment of debt, net of tax, and $30.0 million for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112).

   In the third quarter of 1994, the Company recorded a pretax charge of $44.9 million, in accordance with Statement No. 112, to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those who will be separated through 1997, pursuant to initiatives announced in August 1994. These workforce reductions will be made possible by changes in provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. Costs to enhance systems and consolidate work activities will be charged to expense as incurred. The Company will continue to evaluate ways to streamline and restructure its operations and reduce its workforce to improve its future cost structure.

                       Bell Atlantic - New Jersey, Inc.

OPERATING REVENUES
------------------
For the Years Ended December 31      1994      1993
---------------------------------------------------------------------
                                  (Dollars in Millions)
Transport Services
 Local service                     $  833.9  $  799.5
 Network access                       904.1     851.3
 Toll service                         732.0     724.6
Ancillary Services
 Directory advertising                350.9     344.5
 Other                                141.6     152.2
Value-added Services                  421.8     404.0
                                   --------  --------
Total                              $3,384.3  $3,276.1
                                   ========  ========

TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------

                                                                  Percentage
                                                 1994    1993      Increase
-----------------------------------------------------------------------------
AT YEAR-END
-----------
  ACCESS LINES IN SERVICE (In thousands)
    Residence                                    3,513   3,440       2.1%
    Business                                     1,717   1,641       4.6
    Public                                          96      96         -
                                                ------  ------
                                                 5,326   5,177       2.9
                                                ======  ======

FOR THE YEAR
------------
  ACCESS MINUTES OF USE (In millions)
    Interstate                                  17,670  16,467       7.3
    Intrastate                                   4,069   3,547      14.7
                                                ------  ------
                                                21,739  20,014       8.6
                                                ======  ======
  TOLL MESSAGES (In millions)
    Intrastate                                   2,190   2,135       2.6
    Interstate                                      73      73         -
                                                ------  ------
                                                 2,263   2,208       2.5
                                                ======  ======

LOCAL SERVICE REVENUES

   Dollars in Millions                            Increase
------------------------------------------------------------------------------
   1994 - 1993                                     $ 34.4       4.3%
------------------------------------------------------------------------------

   Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

   Local service revenues increased in 1994 due primarily to the 2.9% growth in the number of access lines in service, as well as higher usage of basic calling services.


NETWORK ACCESS REVENUES

   Dollars in Millions                           Increase
------------------------------------------------------------------------------
   1994 - 1993                                     $ 52.8       6.2%
------------------------------------------------------------------------------

   Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by customers who have private lines, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

                       Bell Atlantic - New Jersey, Inc.

   Network access revenues increased principally due to higher customer demand for access services as reflected by growth in access minutes of use of 8.6%, as well as growth in revenue from end-user charges attributable to increasing access lines in service. Volume-related increases were partially offset by the effect of price reductions.


TOLL SERVICE REVENUES

   Dollars in Millions                             Increase
------------------------------------------------------------------------------
   1994 - 1993                                     $  7.4       1.0%
------------------------------------------------------------------------------

   Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services, Wide Area Telephone Service (WATS) and corridor services (between southern New Jersey and Philadelphia and northern New Jersey and New York City).

   Toll service revenues grew in the first half of 1994 by $22.5 million, but declined by $15.1 million during the second half of 1994 over comparable periods in 1993. Growth in the first half of the year was primarily the result of the recovering economy and harsh weather conditions. The decline in revenues in the second half of the year reflects increased competition. Beginning July 1, 1994, IXCs were permitted to compete for intraLATA toll services on an access code basis. Competition for WATS, private line and interstate toll services resulted in a revenue decline for the year of $5.8 million. The Company expects that competition for toll services will continue to intensify in 1995. (see State Regulation section).


DIRECTORY ADVERTISING REVENUES

   Dollars in Millions                             Increase
------------------------------------------------------------------------------
   1994 - 1993                                     $  6.4       1.9%
------------------------------------------------------------------------------

   Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Page directories. Other directory advertising services include database and foreign directory marketing.

   Growth in directory advertising revenues was principally due to a change in customer billing resulting in accelerated revenue recognition in 1994, and higher rates charged for these services. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY REVENUES

   Dollars in Millions                           (Decrease)
------------------------------------------------------------------------------
   1994 - 1993                                     $(10.6)     (7.0)%
------------------------------------------------------------------------------

   Other ancillary services include billing and collection services provided to IXCs, and facilities rental services provided to affiliates and non-affiliates.

   Other ancillary services revenues decreased principally due to a reduction in intraLATA toll compensation, which ceased July 1, 1994 with the commencement of intraLATA toll competition, and a reduction in rental revenues from non-affiliates.

                       Bell Atlantic - New Jersey, Inc.


VALUE-ADDED SERVICES REVENUES

   Dollars in Millions                           Increase
-------------------------------------------------------------------------------
   1994 - 1993                                     $ 17.8       4.4%
-------------------------------------------------------------------------------

   Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

   Continued growth in the network customer base (access lines) and higher demand by residence customers for value-added central office and voice messaging services offered by the Company increased value-added services revenues in 1994. Value-added services revenues were positively impacted by increased demand and higher rates for inside wire installation and maintenance services. These revenue increases were offset, in part, by lower revenues generated from certain maturing central office services and features.


OPERATING EXPENSES
------------------

For the Years Ended December 31                   1994      1993
-------------------------------------------------------------------------------
                                               (Dollars in Millions)
Employee costs, including benefits and taxes    $  818.5  $  760.2
Depreciation and amortization                      632.4     596.6
Other operating expenses                         1,158.9   1,119.0
                                                --------  --------
Total                                           $2,609.8  $2,475.8
                                                ========  ========

EMPLOYEE COSTS

   Dollars in Millions                             Increase
-------------------------------------------------------------------------------
   1994 - 1993                                     $ 58.3       7.7%
-------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

   The increase in employee costs was largely attributable to a charge of $35.4 million to recognize, in accordance with Statement No. 112, the Company's proportionate share of benefit costs for the aforementioned separation of employees. The third and fourth quarters of 1994 also included approximately $2 million for the ongoing recognition of costs under separation pay plans.
Benefit costs associated with the separation of employees of NSI were allocated to the Company and are included in other operating expenses. Employee costs were also higher due to salary and wage increases, and increased overtime pay and higher repair and maintenance activity caused by unusually severe weather conditions experienced during the year. These expense increases were offset, in part, by the effect of lower workforce levels during 1994.


DEPRECIATION AND AMORTIZATION

   Dollars in Millions                             Increase
-------------------------------------------------------------------------------
   1994 - 1993                                     $ 35.8       6.0%
-------------------------------------------------------------------------------

   Depreciation and amortization expense increased due principally to growth in telephone plant and increased rates of depreciation, including depreciation increases resulting from the Company's aforementioned discontinued application of Statement

                       Bell Atlantic - New Jersey, Inc.

No. 71. On August 1, 1994, the Company began using shorter asset lives for certain categories of plant and equipment which reflect the Company's expectations as to the revenue-producing lives of the assets (see Note 3 to the Financial Statements). The use of the shorter asset lives increased depreciation expense in 1994, for financial reporting purposes, by approximately $27 million over the amount that would have been recorded using asset lives in effect at the time of the discontinued application of Statement No. 71. Future depreciation rate changes for regulatory purposes will not affect depreciation expense recognized for financial reporting purposes.


OTHER OPERATING EXPENSE

   Dollars in Millions                            Increase
------------------------------------------------------------------------------
   1994 - 1993                                     $ 39.9       3.6%
------------------------------------------------------------------------------

   Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

   The increase in other operating expenses was due principally to higher costs allocated from NSI primarily as a result of higher employee costs, contracted services, and employee-related expenses incurred in that organization, including $9.5 million for the Company's allocated share of separation benefit costs associated with employees of NSI. Also contributing to the increase were higher costs for non-affiliate contract labor and engineering services.

   These increases were partially offset by $14.2 million, representing the Company's allocated share of reimbursements of previously recognized costs as a result of the decision by other Bell Communications Research, Inc. owners to participate in the Advanced Intelligent Network (AIN) project. Previously, this project had been supported entirely by Bell Atlantic's network services subsidiaries, including the Company.


OTHER INCOME AND (EXPENSE), NET

   Dollars in Millions                            (Decrease)
------------------------------------------------------------------------------
   1994 - 1993                                      $(14.5)       ---
------------------------------------------------------------------------------

   The change in other income and (expense), net was largely attributable to the effect of the reversal of an accrual recorded in 1993 in connection with the favorable settlement of a tax issue, and a reduction in income related to the allowance for funds used during construction.

   Upon the discontinued application of Statement No. 71, effective August 1, 1994, interest costs on telephone plant under construction were capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost," and reported as a cost of telephone plant and a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as a cost of plant and an item of other income. The allowance for funds used during construction recorded prior to August 1, 1994 totaled $8.4 million, compared to $11.3 million for the twelve-month period ended December 31, 1993. The lower amount recorded in 1994 resulted primarily from the discontinued application of Statement No. 71 offset, in part, by increased levels of telephone plant under construction during the year.

                       Bell Atlantic - New Jersey, Inc.

INTEREST EXPENSE

   Dollars in Millions                           (Decrease)
--------------------------------------------------------------------------------
   1994 - 1993                                     $(12.4)    (11.0)%
--------------------------------------------------------------------------------

   Interest expense decreased principally due to the effects of long-term debt refinancings in 1994 and 1993, and a reduction in capital lease interest expense. Interest expense was further reduced by the recognition of $5.1 million in capitalized interest costs, subsequent to the discontinued application of Statement No. 71. These decreases were partially offset by additional expense resulting from higher levels of average short-term debt and rising interest rates.


PROVISION FOR INCOME TAXES

   Dollars in Millions                             Increase
--------------------------------------------------------------------------------
   1994 - 1993                                     $  3.7       1.7%
--------------------------------------------------------------------------------

EFFECTIVE INCOME TAX RATES

   For the Years Ended December 31
--------------------------------------------------------------------------------
   1994                                             32.6%
--------------------------------------------------------------------------------
   1993                                             30.7%
--------------------------------------------------------------------------------

   The Company's effective income tax rate was higher in 1994 due to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences as a result of the discontinued application of Statement No. 71. The higher effective income tax rate also resulted from the effect of a one-time net benefit recorded in 1993 to adjust deferred taxes for the increase in the federal corporate income tax rate from 34% to 35%.


COMPETITIVE AND REGULATORY ENVIRONMENT
--------------------------------------

   The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are being driven by a number of factors, including the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses and a regulatory environment in which traditional barriers are being lowered or eliminated and competition permitted or encouraged.

   The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company.

   Well-financed competitors are seeking authority, or are likely soon to seek authority, to offer competing local exchange services, such as dial tone and local usage, in some of the most lucrative of the Company's local telephone service areas. In January 1995, MFS-Intelenet filed a petition with the Board of Public Utilities (BPU) to provide local exchange service in areas served by the Company.

   The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including toll, local exchange and network access services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services, and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

                       Bell Atlantic - New Jersey, Inc.

   The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives. In addition, the Company continues to seek growth opportunities in businesses where it possesses core competencies.

   FEDERAL REGULATION

   Legislation has been introduced in the current session of the United States Congress that would remove barriers to entry in the local exchange markets and would permit local exchange carriers, such as the Company, to provide interLATA services. The impact of the enactment of such legislation on the Company's future financial performance will depend on a number of factors, including the degree of parity under which competition is permitted in the local and long-distance markets.

   In February 1994, the Federal Communications Commission (FCC) initiated a rulemaking proceeding to determine the effectiveness of the price cap rules affecting local exchange carriers, including the Company, and to decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded in the first half of 1995.

   Recent FCC rulings have sought to expand competition for special and switched access services. The FCC ordered local exchange carriers, including the Company, to provide virtual collocation in the Company's central offices to competitors, with the option of offering physical collocation, for the purpose of providing special and switched access transport services. The Company does not expect the net revenue impact of collocation to be material.

   STATE REGULATION

   The communications services of the Company are subject to regulation by the BPU with respect to intrastate rates and services and other matters.

   The New Jersey Telecommunications Act of 1992 authorized the BPU to adopt alternative regulatory frameworks to address changes in technology and the structure of the telecommunications industry and to promote economic development. It also deregulated services which the BPU found to be competitive. Pursuant to that legislation, the Company filed a Plan for Alternative Form of Regulation, which became effective in May 1993.

   In May 1994, the BPU approved a settlement of a proceeding addressing intraLATA toll competition. The settlement permits IXCs to compete for the provision of intraLATA toll services on an access code basis (e.g., customers must dial 10XXX to use an IXC), beginning July 1, 1994, and granted the Company substantial flexibility in the pricing and marketing of the services it offers to enable it to compete with the IXCs. In January 1995, the BPU commenced a further proceeding to examine issues of intraLATA toll service competition including whether presubscription should be authorized, and if so, under what terms and conditions, and to address the issue of subsidies embodied in the Company's rates. A decision on this proceeding is expected by the end of 1995. The Company's ability to offset such competition will depend, in part, upon the terms and conditions under which presubscription of intraLATA toll services may be authorized.

   See Item 1 - Description of Business, State Regulation and Competitive Environment for a complete description of the Company's current regulatory plan and competitive environment.


OTHER MATTERS
-------------

   ENVIRONMENTAL ISSUES

   The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the Company has been joined as a third-party defendant in pending Superfund litigation. Such joinder subjects the Company to potential liability for costs relating to cleanup of the affected sites. The Company is also

                       Bell Atlantic - New Jersey, Inc.

responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

   The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.


FINANCIAL CONDITION
-------------------

   Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

   As of December 31, 1994, the Company had $354.7 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 48.2% at December 31, 1994, compared to 39.6% at December 31, 1993. The 1994 debt ratio was impacted significantly by the equity reduction associated with the discontinued application of Statement No. 71.

   As a result of the discontinued application of Statement No. 71, the Balance Sheet at December 31, 1994 reflects significant changes due to the elimination of regulatory assets and liabilities, the revaluation of plant and equipment and the accelerated amortization of investment tax credits (see Note 2 to the Financial Statements).

                       Bell Atlantic - New Jersey, Inc.

                                    PART II

Item 8.  Financial Statements and Supplementary Data

         The information required by this Item is set forth on pages F-1 through F-20.


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

         (Omitted pursuant to General Instruction J(2).)

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  The following documents are filed as a part of this report:

         (1)   Financial Statements

               See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

         (2)   Financial Statement Schedules

               See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

                       Bell Atlantic - New Jersey, Inc.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

          (3)  Exhibits

               Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

          Exhibit Number (Referenced to Item 601 of Regulation S-K)
          --------------------------------------------------------

          3a Restated Certificate of Incorporation of the registrant, dated September 28, 1989 and filed November 28, 1989. (Exhibit 3a to the registrant's Annual Report on Form 10-K for 1989, File No. 1-3488.)

               3a(i) Certificate of Amendment to the Certificate of Incorporation of the registrant's, dated January 7, 1994 and filed January 13, 1994. (Exhibit 3a(i) to the registrant's Annual Report on Form 10-K for 1993, File No. 1-3488.)


          3b   By-Laws of the registrant, as amended January 26, 1995.

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

          23   Consent of Independent Accountants.

          24   Powers of Attorney.

          27   Financial Data Schedule.

    (b)        Reports on Form 8-K:

               There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1994.

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



March 29, 1995


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                        __
Principal Executive Officer:                              |
                                                          |
                                                          |
Alfred C. Koeppe                 President and Chief      |
                                 Executive Officer        |
                                                          |
Principal Accounting                                      |
 and Financial Officer:                                   |
                                                          |
  Michael J. Losch               Controller and Treasurer |
                                 and Chief Financial      |
                                 Officer                  |
                                                          |
Directors:                                                |_  By  /s/  Michael J. Losch
                                                          |       -------------------------
                                                          |            Michael J. Losch
   Robert E. Campbell                                     |            (individually and as
   Bruce S. Gordon                                        |             attorney-in-fact)
   Jon F. Hanson                                          |             March 29, 1995
   Alfred C. Koeppe                                       |
   Ellen R. Levine                                        |
   James M. Seabrook                                      |
   Anthony P. Terracciano                                 |
   Leslie A. Vial                                         |
                                                        __|

                       Bell Atlantic - New Jersey, Inc.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE





                                                            Page
                                                            ----

Report of Independent Accountants.........................  F-2

Statements of Operations and Reinvested Earnings
   For the years ended December 31, 1994, 1993, and 1992..  F-3

Balance Sheets - December 31, 1994 and 1993...............  F-4

Statements of Cash Flows
   For the years ended December 31, 1994, 1993, and 1992..  F-6

Notes to Financial Statements.............................  F-7

Schedule II - Valuation and Qualifying Accounts
   For the years ended December 31, 1994, 1993, and 1992..  F-20


Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                       Bell Atlantic - New Jersey, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareowner of Bell Atlantic - New Jersey, Inc.



We have audited the financial statements and financial statement schedule of Bell Atlantic - New Jersey, Inc. as listed in the index on page F-1 of this Form 10-K. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - New Jersey, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 2 to the financial statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective August 1, 1994. Also, as discussed in Notes 1, 7 and 8 to the financial statements, the Company changed its method of accounting for income taxes and postemployment benefits in 1993.



/s/ COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 6, 1995

                       Bell Atlantic - New Jersey, Inc.

                STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN MILLIONS)



                                                1994       1993       1992
                                              ---------  ---------  ---------
OPERATING REVENUES (including $54.5,
 $49.7 and $46.0 from affiliates)...........  $3,384.3   $3,276.1   $3,182.9
                                              --------   --------   --------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes................................     818.5      760.2      770.8
  Depreciation and amortization.............     632.4      596.6      535.8
  Other (including $541.4,
   $511.5 and $515.6 to affiliates).........   1,158.9    1,119.0    1,122.5
                                              --------   --------   --------
                                               2,609.8    2,475.8    2,429.1
                                              --------   --------   --------

OPERATING INCOME............................     774.5      800.3      753.8

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used
   during construction......................       8.4       11.3       10.9
  Other, net (including $.1,
   $.1 and $0 from affiliate)...............      (7.1)       4.5        (.3)
                                              --------   --------   --------
                                                   1.3       15.8       10.6
INTEREST EXPENSE (including $5.5,
 $3.1 and $3.0 to affiliate)................     100.0      112.4      117.8
                                              --------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES,
 EXTRAORDINARY ITEMS, AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE..................................     675.8      703.7      646.6
PROVISION FOR INCOME TAXES..................     220.1      216.4      185.5
                                              --------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEMS AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.......................     455.7      487.3      461.1
                                              --------   --------   --------

EXTRAORDINARY ITEMS
  Discontinuation of Regulatory Accounting
   Principles, Net of Tax...................    (589.7)       ---        ---
  Early Extinguishment of Debt,
   Net of Tax...............................      (6.7)      (6.9)     (16.7)
                                              --------   --------   --------
                                                (596.4)      (6.9)     (16.7)
                                              --------   --------   --------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE
  Postemployment Benefits, Net of Tax.......       ---      (30.0)       ---
                                              --------   --------   --------

NET INCOME (LOSS)...........................  $ (140.7)  $  450.4   $  444.4
                                              ========   ========   ========

REINVESTED EARNINGS
  At beginning of year......................  $  750.1   $  739.4   $  652.1
  Add:  net income (loss)...................    (140.7)     450.4      444.4
                                              --------   --------   --------
                                                 609.4    1,189.8    1,096.5
  Deduct:  dividends........................     434.7      439.5      357.1
           other changes....................       (.1)        .2        ---
                                              --------   --------   --------
  At end of year............................  $  174.8   $  750.1   $  739.4
                                              ========   ========   ========




                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                             (DOLLARS IN MILLIONS)


                                     ASSETS
                                     ------


                                                DECEMBER 31
                                             ------------------
                                               1994      1993
                                             --------  --------
CURRENT ASSETS
 Note receivable from affiliate............  $    ---  $    9.4
 Accounts receivable:
  Customers and agents, net of allowances
   for uncollectibles of $51.4 and $57.7...     577.8     562.3
  Affiliates...............................      17.7      24.8
  Other....................................      28.4      24.9
 Material and supplies.....................       9.9      17.1
 Prepaid expenses..........................     192.6     137.2
 Deferred income taxes.....................      24.5       9.9
 Other.....................................       5.8      12.4
                                             --------  --------
                                                856.7     798.0
                                             --------  --------

PLANT, PROPERTY AND EQUIPMENT..............   8,697.3   8,378.1
 Less accumulated depreciation.............   4,555.7   3,295.3
                                             --------  --------
                                              4,141.6   5,082.8
                                             --------  --------

OTHER ASSETS...............................      54.8     168.4
                                             --------  --------

TOTAL ASSETS...............................  $5,053.1  $6,049.2
                                             ========  ========




                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                 BALANCE SHEETS
                             (DOLLARS IN MILLIONS)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                      DECEMBER 31
                                                   ------------------
                                                     1994      1993
                                                   --------  --------
CURRENT LIABILITIES
 Debt maturing within one year:
   Note payable to affiliate.....................  $  117.4  $    ---
   Other.........................................      29.3     103.8
 Accounts payable:
   Parent and affiliates.........................     246.8     194.3
   Other.........................................     321.7     354.5
 Accrued expenses:
   Vacation pay..................................      54.5      52.7
   Interest......................................      16.5      19.5
   Taxes.........................................      20.4      27.0
   Other.........................................      69.7      61.7
 Advance billings and customer deposits..........     151.4     155.6
                                                   --------  --------
                                                    1,027.7     969.1
                                                   --------  --------
LONG-TERM DEBT...................................   1,301.3   1,294.7
                                                   --------  --------

EMPLOYEE BENEFIT OBLIGATIONS.....................     821.3     744.5
                                                   --------  --------

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes...........................      48.1     380.0
 Unamortized investment tax credits..............      46.6     125.1
 Other...........................................     252.1     404.5
                                                   --------  --------
                                                      346.8     909.6
                                                   --------  --------
COMMITMENTS (Note 4)

SHAREOWNER'S INVESTMENT
 Common stock-one share, without par value,
  owned by parent................................   1,381.2   1,381.2
 Reinvested earnings.............................     174.8     750.1
                                                   --------  --------
                                                    1,556.0   2,131.3
                                                   --------  --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT ...  $5,053.1  $6,049.2
                                                   ========  ========




                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN MILLIONS)



                                                     1994       1993       1992
                                                   ---------  ---------  --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................  $ (140.7)  $  450.4   $ 444.4
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization.................     632.4      596.6     535.8
   Extraordinary items, net of tax...............     596.4        6.9      16.7
   Cumulative effect of change in accounting
     principle, net of tax.......................       ---       30.0       ---
   Allowance for funds used during construction..      (8.4)     (11.3)    (10.9)
   Other items, net..............................     (10.0)      (2.0)    (20.0)
   Changes in certain assets and liabilities:
      Accounts receivable........................     (11.9)     (17.5)    (69.4)
      Material and supplies......................       4.5        4.7       6.6
      Other assets...............................     (92.3)     (38.0)     45.9
      Accounts payable and accrued taxes.........       5.0      106.8      30.6
      Deferred income taxes, net.................     (40.1)     (42.8)    (39.5)
      Unamortized investment tax credits.........     (15.2)     (13.8)    (22.6)
      Employee benefit obligations...............      76.8       23.3      12.1
      Other liabilities..........................      25.9       12.5      50.4
                                                   --------   --------   -------

Net cash provided by operating activities........   1,022.4    1,105.8     980.1
                                                   --------   --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant, property and equipment.......    (628.9)    (594.8)   (589.6)
Net change in note receivable from affiliate.....       9.4       (9.4)      ---
Other plant-related changes......................       3.4        4.2      (7.0)
                                                   --------   --------   -------

Net cash used in investing activities............    (616.1)    (600.0)   (596.6)
                                                   --------   --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.........................     249.5      198.2     295.3
Principal repayments of borrowings and
 capital lease obligations.......................      (4.0)     (37.9)    (14.3)
Early extinguishment of debt.....................    (350.0)    (100.0)   (300.0)
Net change in note payable to affiliate..........     117.4      (57.9)       .3
Dividends paid...................................    (434.7)    (439.5)   (357.1)
Net change in outstanding checks drawn
 on controlled disbursement accounts.............      15.5      (68.7)     (7.7)
                                                   --------   --------   -------

Net cash used in financing activities............    (406.3)    (505.8)   (383.5)
                                                   --------   --------   -------

INCREASE (DECREASE) IN CASH......................       ---        ---       ---

CASH, BEGINNING OF YEAR..........................       ---        ---       ---
                                                   --------   --------   -------

CASH, END OF YEAR................................  $    ---   $    ---   $   ---
                                                   ========   ========   =======




                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   Bell Atlantic - New Jersey, Inc. (the Company), is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic).

   Effective August 1, 1994, the Company discontinued accounting for its operations under the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71) (see Note 2).

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

   PREPAID DIRECTORY

   Costs of directory production and advertising sales are principally deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the average life of the directory, which is generally 12 months.

   PLANT AND DEPRECIATION

   The Company's provision for depreciation is based principally on the composite group remaining life method of depreciation and straight-line composite rates. This method provides for the recovery of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. In connection with the discontinued application of Statement No. 71, the Company began recording depreciation expense based on expected revenue-producing asset lives. The following asset lives were used, effective August 1, 1994: buildings, 21 to 40 years; central office equipment, 8 to 12 years; cable, wiring, and conduit, 16 to 50 years; and other equipment,
6 to 35 years.   Previously depreciation expense was based on regulatory asset lives (see Note 3) and included regulatory determined amortization of certain classes of telephone plant.

   When depreciable plant is replaced or retired, the amounts at which such plant has been carried in plant, property and equipment are removed from the respective accounts and charged to accumulated depreciation, and any gains or losses on disposition are amortized over the remaining asset lives of the remaining net investment in telephone plant.

   MAINTENANCE AND REPAIRS

   The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged to operating expense.

                       Bell Atlantic - New Jersey, Inc.

   CAPITALIZED INTEREST COST

   Upon the discontinued application of Statement No. 71, effective August 1, 1994, the Company began reporting capitalized interest as a cost of telephone plant and equipment and a reduction in interest expense, in accordance with the provisions of Statement of Financial Accounting Standards No. 34,
"Capitalization of Interest Cost."

   Prior to the discontinued application of Statement No. 71, the Company recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and as an item of other income.

   EMPLOYEE BENEFITS

   Pension Plans

   Substantially all employees of the Company are covered under noncontributory multi-employer defined benefit pension plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company.

   Amounts contributed to the Company's pension plans are actuarially determined, principally under the aggregate cost actuarial method, and are subject to applicable federal income tax regulations.

   Postretirement Benefits Other Than Pensions

   Substantially all employees of the Company are covered under postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company.

   Amounts contributed to 501(c)(9) trusts and 401(h) accounts under applicable federal income tax regulations to pay certain postretirement benefits are actuarially determined, principally under the aggregate cost actuarial method.

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

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109), which requires the determination of deferred taxes using the asset and liability method. Under the asset and liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates.

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

                       Bell Atlantic - New Jersey, Inc.

   The Tax Reform Act of 1986 repealed the investment tax credit (ITC) as of January 1, 1986, subject to certain transitional rules. ITCs were deferred and are being amortized as a reduction to income tax expense over the estimated service lives of the related assets.

   RECLASSIFICATIONS

   Certain reclassifications of prior years' data have been made to conform to 1994 classifications.


2. DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES

   In the third quarter of 1994, the Company determined that it was no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). In connection with the decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a noncash, after-tax extraordinary charge of $589.7 million, which is net of an income tax benefit of $423.2 million.

   The Company's determination that it was no longer eligible for continued application of the accounting required by Statement No. 71 was based on the belief that the convergence of competition, technological change (including the Company's technology deployment plans), actual and potential regulatory, legislative and judicial actions, and other factors are creating fully open and competitive markets. In such markets, the Company does not believe it can be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulatory lives.

   The components of the charge recognized as a result of the discontinued application of Statement No. 71 follow:

                                                          (DOLLARS IN MILLIONS)
                                                          ----------------------
                                                           PRE-TAX    AFTER-TAX
                                                          ---------  -----------

Increase in plant and equipment depreciation reserve....   $  946.1      $615.0
Accelerated investment tax credit amortization..........        ---       (41.1)
Tax-related regulatory asset and liability elimination..        ---       (27.6)
Other regulatory asset and liability elimination........       66.8        43.4
                                                           --------      ------
Total...................................................   $1,012.9      $589.7
                                                           ========      ======


   The increase in the accumulated depreciation reserve of $946.1 million was supported by both an impairment analysis, which identified estimated amounts not recoverable from future discounted cash flows, and a depreciation study, which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative underdepreciation of plant as a result of the regulatory process. Investment tax credit amortization was accelerated as a result of the reduction in remaining asset lives of the associated telephone plant and equipment.

   Upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheet as regulatory assets and liabilities and amortized at the time the related deferred taxes were recognized in the ratemaking process. As of August 1, 1994, tax-related regulatory assets of $117.5 million and tax-related regulatory liabilities of $145.1 million were eliminated. The elimination of other regulatory assets and liabilities relate principally to deferred debt refinancing and vacation pay costs, which were being amortized as they were recognized in the ratemaking process.

                       Bell Atlantic - New Jersey, Inc.

3. PLANT, PROPERTY AND EQUIPMENT

   Plant, property and equipment, which is stated at cost, is summarized as follows at December 31:

                                    1994         1993
                                 -----------  ----------
                                  (DOLLARS IN MILLIONS)

   Land........................   $    47.4   $    45.8
   Buildings...................       615.9       594.2
   Central office equipment....     3,193.7     3,157.2
   Cable, wiring, and conduit..     3,319.8     3,214.0
   Other equipment.............     1,086.0     1,040.3
   Other.......................       122.2       135.5
   Construction-in-progress....       312.3       191.1
                                  ---------   ---------
                                    8,697.3     8,378.1
   Accumulated depreciation....    (4,555.7)   (3,295.3)
                                  ---------   ---------
   Total.......................   $ 4,141.6   $ 5,082.8
                                  =========   =========


   The increase in accumulated depreciation in 1994 included $946.1 million attributable to the adjustment to the carrying value of plant and equipment resulting from the discontinued application of Statement No. 71 (see Note 2). The components of the adjustment to the accumulated depreciation reserve are summarized as follows:

                                 (DOLLARS IN MILLIONS)
                                 ---------------------

   Buildings...................          $ 38.7
   Central office equipment....           311.1
   Cable, wiring, and conduit..           486.8
   Other equipment.............           109.5
                                         ------
   Total.......................          $946.1
                                         ======


   In connection with the discontinued application of Statement No. 71, effective August 1, 1994, for financial reporting purposes, the Company began using estimated asset lives for certain categories of plant and equipment that are shorter than those in effect prior to the discontinuance of Statement No.
71. The shorter lives result from the Company's expectation as to the revenue-producing lives of the assets. A comparison of the regulatory asset lives to the shorter new asset lives for the most significantly impacted categories of plant and equipment follows:


                          AVERAGE LIVES (IN YEARS)
                      -------------------------------
                      REGULATORY          NEW
                      ASSET LIVES     ASSET LIVES
                      -----------  ------------------

   Buildings........      21 - 50       21 - 40
   Digital switch...    17.5 - 19         12
   Digital circuit..        13             9
   Conduit..........        60            50
   Copper cable.....      22 - 30       16 - 17
   Fiber cable......      25 - 30       20 - 25


4. LEASES

   The Company has entered into both capital and operating leases for facilities and equipment used in operations. Plant, property and equipment included capital leases of $68.9 million and $85.4 million and related accumulated amortization of $39.1 million and $47.1 million at December 31, 1994 and 1993, respectively. The Company incurred initial capital lease obligations of $.5 million in 1994, as compared to no initial capital lease obligations in 1993 and $.3 million in 1992.

   Total rent expense amounted to $53.3 million in 1994, $53.6 million in 1993,
and $55.1 million in 1992.   Of these amounts, the Company incurred rent expense
of $12.3 million, $6.8 million, and $3.6 million in 1994, 1993, and 1992, respectively, to affiliated companies.

                       Bell Atlantic - New Jersey, Inc.

   At December 31, 1994, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:

YEARS                           CAPITAL LEASES  OPERATING LEASES
-----                           --------------  ----------------
                                     (DOLLARS IN MILLIONS)

   1995.......................           $ 9.7        $ 8.0
   1996.......................             9.4          7.0
   1997.......................             9.3          5.4
   1998.......................             9.3          3.8
   1999.......................             8.8          2.9
   Thereafter.................            26.2         14.1
                                         -----        -----
   Total......................            72.7        $41.2
                                                      =====

   Less imputed interest and
    executory costs...........            25.6
                                         -----
   Present value of net
    minimum lease payments....            47.1
   Less current installments..             4.3
                                         -----
   Long-term obligation at
    December 31, 1994.........           $42.8
                                         =====

5. DEBT

   LONG-TERM

   Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                 1994         1993
                                              -----------  ----------
                                               (DOLLARS IN MILLIONS)

   Forty year 8 1/4%, due 1994..............  $      ---    $  100.0
   Forty year 3 3/8%, due 1995..............        25.0        25.0
   Forty year 4 7/8%, due 2000..............        20.0        20.0
   Ten year 7 1/4%, due 2002................       100.0       100.0
   Ten year 5 7/8%, due 2004................       250.0         ---
   Forty year 4 5/8%, due 2005..............        40.0        40.0
   Forty year 5 7/8%, due 2006..............        55.0        55.0
   Forty year 6 5/8%, due 2008..............        50.0        50.0
   Forty year 7 1/4%, due 2011..............       125.0       125.0
   Forty year 7 3/8%, due 2012..............        75.0        75.0
   Forty year 7 3/4%, due 2013..............         ---       150.0
   Forty year 8%, due 2016..................         ---       100.0
   Thirty year 8%, due 2022.................       200.0       200.0
   Thirty year 7 1/4%, due 2023.............       100.0       100.0
   Thirty-one year 6.80%, due 2024..........       100.0       100.0
   Forty year 7.85%, due 2029...............       150.0       150.0
                                                --------    --------
                                                 1,290.0     1,390.0

   Unamortized discount and premium, net....        (6.5)      (41.9)
   Capital lease obligations-average rate
    11.1% and 10.8%.........................        47.1        50.4
                                                --------    --------
   Total long-term debt, including current
    maturities..............................     1,330.6     1,398.5
   Less maturing within one year............        29.3       103.8
                                                --------    --------
   Total long-term debt.....................    $1,301.3    $1,294.7
                                                ========    ========

   Long-term debt outstanding at December 31, 1994 includes $390.0 million that is callable by the Company. The call prices range from 102.7% to 100.0% of face value, depending upon the remaining term to maturity of the issue. In addition, long-term debt includes $150.0 million that will become redeemable only on November 15, 1999 at the option of the holders. The redemption price will be 100.0% of face value, plus accrued interest.

                       Bell Atlantic - New Jersey, Inc.

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

   The Company recorded extraordinary charges associated with the early extinguishment of debentures called by the Company of $10.5 million, before an income tax benefit of $3.6 million in 1993, and $25.3 million, before an income tax benefit of $8.6 million in 1992.

   At December 31, 1994, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

   DEBT MATURING WITHIN ONE YEAR

   Debt maturing within one year consists of the following at December 31:

                                                         1994         1993
                                                      -----------  ----------
                                                       (DOLLARS IN MILLIONS)

   Note payable to affiliate (BANFC)................      $117.4   $  ---
   Long-term debt maturing within one year..........        29.3    103.8
                                                          ------   ------
   Total............................................      $146.7   $103.8
                                                          ======   ======

   Weighted average interest rate for note payable
    outstanding at year-end.........................         5.7%     ---%
                                                          ======   ======

   The Company has a contractual agreement with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and secures bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including the Company, and invests funds in temporary investments on their behalf. At December 31, 1994, the Company had $354.7 million of an unused line of credit with BANFC.


6. FINANCIAL INSTRUMENTS

   CONCENTRATIONS OF CREDIT RISK

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and a note receivable from affiliate.

   Concentrations of credit risk with respect to trade receivables, other than those from AT&T, are limited due to the large number of customers in the Company's customer base. For the years ended December 31, 1994, 1993 and 1992, revenues generated from services provided to AT&T, primarily network access, billing and collection, and sharing of network facilities, were $419.2 million, $423.8 million, and $470.1 million, respectively. At December 31, 1994 and 1993, Accounts receivable, net, included $53.5 million and $66.1 million, respectively, from AT&T.

                       Bell Atlantic - New Jersey, Inc.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Accounts Receivable, Note Receivable from Affiliate (BANFC), Accounts Payable, Note Payable to Affiliate (BANFC), and Accrued Liabilities

   The carrying amount approximates fair value.

Debt Maturing Within One Year and Long-Term Debt

   Fair value is estimated based on the quoted market prices for the same or similar issues or is based on the net present value of the expected future cash flows using current interest rates.

   The estimated fair values of the Company's financial instruments are as follows at December 31:


                                            1994                1993
                                     ------------------  ------------------
                                     CARRYING    FAIR    CARRYING    FAIR
                                      AMOUNT    VALUE     AMOUNT    VALUE
                                     --------  --------  --------  --------
                                             (DOLLARS IN MILLIONS)

   Debt maturing within one
    year, excluding capital
    lease obligations..............  $  142.4  $  141.5  $  100.0  $  103.8

   Long-term debt, excluding
    unamortized discount and
    premium and capital lease
    obligations....................  $1,265.0  $1,127.6  $1,290.0  $1,345.0

   Note receivable from affiliate..       ---       ---  $    9.4  $    9.4

7. EMPLOYEE BENEFITS

   PENSION PLANS

   Substantially all of the Company's management and associate employees are covered under multi-employer noncontributory defined benefit pension plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The pension benefit formula is based on a flat dollar amount per year of service according to job classification under the associate plan and a stated percentage of adjusted career average earnings under the plans for management employees. The Company's objective in funding the plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign government and corporate debt securities, and real estate.

   Aggregate pension cost is as follows:

                                    YEARS ENDED DECEMBER 31
                                   --------------------------
                                     1994     1993     1992
                                   --------  -------  -------
                                     (DOLLARS IN MILLIONS)

   Pension cost..................    $25.7    $25.4    $35.2
                                     =====    =====   ======

   Pension cost as a percentage
    of salaries and wages........      4.2%     4.5%     4.8%
                                     =====    =====   ======


                       Bell Atlantic - New Jersey, Inc.

   Pension cost in 1994 increased slightly over 1993 cost. Pension cost decreases resulting from plan amendments were more than offset by cost increases resulting from assumption changes, primarily a decrease in the discount rate from 7.75% to 7.25%.

   The decrease in pension cost in 1993 compared to 1992 is due to the net effect of the elimination of one-time charges associated with special termination benefits that were recognized in the preceding year, favorable investment experience, and changes in plan demographics due to retirement and severance programs.

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

   Significant actuarial assumptions for pension benefits are as follows at December 31:

                                  1994   1993   1992
                                  -----  -----  -----

   Discount rate................  8.25%  7.25%  7.75%
   Rate of future increases in
    compensation levels.........  5.25%  5.25%  5.25%

   The expected long-term rate of return on plan assets was 8.25% for 1994, 1993, and 1992.

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

   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   Substantially all of the Company's management and associate employees are covered under postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The determination of benefit cost for postretirement health benefit plans is based on comprehensive hospital, medical, surgical and dental benefit plan provisions. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on annual basic pay at retirement. The Company funds the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. Government and corporate debt securities.

   Aggregate postretirement benefit cost is as follows:

                                            YEARS ENDED DECEMBER 31
                                           ------------------------
                                           1994      1993      1992
                                           -----    ------    -----
                                            (DOLLARS IN MILLIONS)

   Postretirement benefit cost ..........  $61.5    $64.1     $59.7
                                           =====    =====     =====

   Postretirement benefit cost decreased in 1994 as a result of favorable claims and demographic experience offset, in part, by cost increases resulting from assumption changes, primarily a decrease in the discount rate from 7.75% to
7.25%.   As a result of the 1992 collective bargaining agreements, Bell Atlantic amended the postretirement medical benefit plan for associate employees and certain associate retirees of the Company. The increase in 1993 postretirement benefit cost over 1992 cost was primarily due to the change in benefit levels and claims experience. Also contributing to the increase were changes in actuarial assumptions and demographic experience.

                       Bell Atlantic - New Jersey, Inc.

   Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," (Statement No. 106) requires a comparison of the actuarial present value of projected postretirement benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic postretirement benefit costs, and a reconciliation of the funded status of the plan with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not provide for the determination of this information on an individual participating company basis.


   Significant actuarial assumptions for postretirement benefits are as follows at December 31:

                                   1994    1993    1992
                                  ------  ------  ------

   Discount rate................   8.25%   7.25%   7.75%
   Rate of future increases in
    compensation levels.........   5.25    5.25    5.25
   Medical cost trend rate:
     Year ending................  12.00   13.00   14.50
     Ultimate (year 2003).......   5.00    5.00    5.00
   Dental cost trend rate.......   4.00    4.00    4.00

   The expected long-term rate of return on plan assets was 8.25% for 1994, 1993, and 1992.

   Postretirement benefits other than pensions have been included in collective bargaining agreements and have been modified from time to time. The Company has periodically modified benefits under plans maintained for its management employees. Expectations with respect to future amendments to the Company's postretirement benefit plans have been reflected in determining the Company's postretirement benefit cost under Statement No. 106.

   POSTEMPLOYMENT BENEFITS

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). Statement No. 112 requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. The cumulative effect at January 1, 1993 of adopting Statement No. 112 reduced net income by $30.0 million, net of a deferred income tax benefit of $15.4 million. The adoption of Statement No. 112 did not have a significant effect on the Company's ongoing level of operating expense.

   In the third quarter of 1994, the Company recorded a pretax charge of $44.9 million, in accordance with Statement No. 112, to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those employees who will be separated through 1997, pursuant to initiatives announced in August 1994.

   SAVINGS PLANS AND EMPLOYEE STOCK OWNERSHIP PLANS

   Substantially all of the Company's employees are eligible to participate in savings plans established by Bell Atlantic to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and encourage employees to acquire and maintain an equity interest in Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. Bell Atlantic funds the matching contribution through two leveraged employee stock ownership plans (ESOPs). Bell Atlantic accounts for its ESOPs in accordance with the accounting rules applicable to companies with ESOP trusts that held securities prior to December 15, 1989. The Company recognizes its proportionate share of total ESOP cost based on the Company's matching obligation attributable to participating Company employees. The Company recorded total ESOP cost

                       Bell Atlantic - New Jersey, Inc.

of $14.4 million, $12.8 million, and $19.0 million, in 1994, 1993, and 1992, respectively.

8. INCOME TAXES

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). Statement No. 109 requires the determination of deferred taxes using the asset and liability method. Under the asset and liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates. Prior to 1993, the Company accounted for income taxes based on the provisions of Accounting Principles Board Opinion No. 11.

   Statement No. 109 has been adopted on a prospective basis and amounts presented for prior years have not been restated. As of January 1, 1993, the Company recorded a charge to income of $.8 million, representing the cumulative effect of adopting Statement No. 109, which has been reflected in the Provision for Income Taxes in the Statement of Operations and Reinvested Earnings.

   Upon adoption of Statement No. 109, the effects of required adjustments to deferred tax balances of the Company, which would be recognized in the future for regulatory purposes, were deferred on the balance sheet as regulatory assets and liabilities in accordance with Statement No. 71. At January 1, 1993, the Company recorded income tax-related regulatory assets totaling $130.6 million in Other Assets and income tax-related regulatory liabilities totaling $228.6 million in Deferred Credits and Other Liabilities - Other. During 1993, these regulatory assets were increased by $5.9 million and regulatory liabilities were reduced by $21.7 million for the effect of the federal corporate income tax rate increase from 34% to 35%, effective January 1, 1993.

   The income tax-related regulatory assets and liabilities were eliminated as a result of the discontinued application of Statement No. 71, effective August 1, 1994 (see Note 2).

   The components of income tax expense are as follows:

                                YEARS ENDED DECEMBER 31
                               --------------------------
                                 1994     1993     1992
                               --------  -------  -------
                                 (DOLLARS IN MILLIONS)
   Current:
    Federal..................   $275.4   $273.0   $247.6

   Deferred:
    Federal..................    (40.1)   (42.8)   (39.5)
   Investment tax credits....    (15.2)   (13.8)   (22.6)
                                ------   ------   ------
   Total income tax expense..   $220.1   $216.4   $185.5
                                ======   ======   ======

   As a result of the increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, the Company recorded a net charge to the tax provision of $.1 million in 1993.

   The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:

                                                YEARS ENDED DECEMBER 31
                                                -----------------------
                                                1994     1993      1992
                                                -----   ------    -----

 Statutory federal income tax rate............  35.0%    35.0%    34.0%
 Investment tax credits.......................  (2.3)    (1.9)    (2.8)
 Benefit of rate differential applied to
  reversing timing differences................  (1.4)    (2.8)    (2.5)
 Reversal of previously capitalized taxes
  and payroll-related construction costs .....    .8      1.1      1.6
 Other, net...................................    .5      (.7)    (1.6)
                                                -----   ------    -----
 Effective income tax rate....................  32.6%    30.7%    28.7%
                                                =====   ======    =====

                       Bell Atlantic - New Jersey, Inc.

  Significant components of deferred tax liabilities (assets) were as follows at December 31:
                                1994          1993
                               -------       -------
                               (DOLLARS IN MILLIONS)
Deferred tax liabilities:
 Depreciation................  $ 470.5       $ 832.7
 Other.......................     43.6          24.1
                               -------       -------
                                 514.1         856.8
                               -------       -------
Deferred tax assets:
 Employee benefits...........   (346.2)       (337.4)
 Investment tax credits......    (16.3)        (67.4)
 Advance payments............    (30.4)        (34.4)
 Other.......................    (97.6)        (47.4)
                               -------       -------
                                (490.5)       (486.6)
                               -------       -------
Net deferred tax liability...  $  23.6       $ 370.2
                               =======       =======

   Total deferred tax assets include approximately $256 million and $257 million at December 31, 1994 and 1993, respectively, related to postretirement benefit costs recognized in accordance with Statement No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

   For the year ended December 31, 1992, a deferred income tax benefit resulted from timing differences in the recognition of revenue and expense for financial and income tax accounting purposes. The sources of these timing differences and the tax effects of each were as follows:

                                                    1992
                                            ---------------------
                                            (DOLLARS IN MILLIONS)

    Accelerated depreciation ................      $   3.9
    Employee benefits .......................        (32.7)
    Other, net ..............................        (10.7)
                                                   -------
    Total ...................................      $ (39.5)
                                                   =======


9. SUPPLEMENTAL CASH FLOW AND ADDITIONAL FINANCIAL INFORMATION

                                             YEARS ENDED DECEMBER 31
                                             -----------------------
                                              1994     1993    1992
                                             -------  ------  ------
                                              (DOLLARS IN MILLIONS)
   SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
    Interest, net of amounts capitalized...   $ 98.8  $102.6  $113.8
    Income taxes, net of amounts refunded..    281.1   259.3   274.9

   ADDITIONAL FINANCIAL INFORMATION:
   Interest expense incurred, net of
    amounts capitalized....................    100.0   112.4   117.8
   Capitalized interest....................      5.1     ---     ---


   Interest paid during the year includes $5.1 million in 1994, $3.0 million in 1993, and $3.2 million in 1992 related to short-term financing services provided by Bell Atlantic Network Funding Corporation (see Note 5).

   At December 31, 1994 and 1993, $37.5 million and $22.0 million, respectively, of negative cash balances were classified as accounts payable.

                       Bell Atlantic - New Jersey, Inc.

10. TRANSACTIONS WITH AFFILIATES

   The financial statements include transactions with Bell Atlantic Network Services, Inc. (NSI), Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic, and various other affiliates.

   The Company has contractual arrangements with NSI for the provision of various centralized corporate, administrative, planning, financial and other services. These arrangements serve to fulfill the common needs of Bell Atlantic's telephone subsidiaries on a centralized basis. The Company's allocated share of NSI costs include costs billed by Bell Communications Research, Inc. (Bellcore), another affiliated company owned jointly by the seven regional holding companies (as shown separately below).

   The Company recognizes interest expense and income in connection with contractual arrangements with BANFC to provide short-term financing, investing and cash management services to the Company (see Note 5).

   Operating revenues include amounts paid to other affiliates in connection with an interstate revenue sharing arrangement with Bell Atlantic network services subsidiaries. Operating revenues and expenses also include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment. The Company also paid cash dividends to its parent, Bell Atlantic.

   Transactions with affiliates are summarized as follows:

                                      YEARS ENDED DECEMBER 31
                                      -----------------------
                                       1994     1993    1992
                                      -------  ------  ------
                                       (DOLLARS IN MILLIONS)

   Operating revenues:
       Interstate revenue sharing
        to affiliates................  $ (2.9) $ (4.6) $  ---
       Other revenue from affiliates.    57.4    54.3    46.0
                                       ------  ------  ------
                                         54.5    49.7    46.0

   Operating expenses:
       NSI..........................    499.7   458.8   457.0
       Bellcore.....................     27.1    39.9    55.0
       Other........................     14.6    12.8     3.6
                                       ------  ------  ------
                                        541.4   511.5   515.6

   Interest income from BANFC.......       .1      .1     ---

   Interest expense to BANFC........      5.5     3.1     3.0

   Dividends paid to Bell Atlantic..    434.7   439.5   357.1


   Outstanding balances with affiliates are reported on the balance sheets at December 31, 1994 and 1993 as Note receivable from affiliate, Accounts receivable - affiliates, Note payable to affiliate, and Accounts payable - parent and affiliates.

   In 1994, NSI expenses included $9.5 million, representing the Company's proportionate share of separation benefit costs associated with employees of NSI. Bellcore expenses in 1994 included reimbursements of $14.2 million from other Bellcore owners in connection with their decision to participate in the Advanced Intelligent Network (AIN) project. This project previously had been supported entirely by Bell Atlantic's network services subsidiaries, including the Company.

   In 1993, the Company's reported charge for the cumulative effect of the change in accounting for postemployment benefits included $2.5 million, net of a deferred income tax benefit of $1.3 million, representing the Company's proportionate share of NSI's accrued cost of postemployment benefits at January 1, 1993.

   On February 1, 1995, the Company declared and paid a dividend in the amount of $108.0 million to Bell Atlantic.

                       Bell Atlantic - New Jersey, Inc.

11. QUARTERLY FINANCIAL INFORMATION (unaudited)

                                           INCOME BEFORE
                                           EXTRAORDINARY
                                             ITEMS AND
                                            CUMULATIVE
                                          EFFECT OF CHANGE  NET
                    OPERATING  OPERATING  IN ACCOUNTING    INCOME
QUARTER ENDED       REVENUES    INCOME      PRINCIPLE      (LOSS)
-------------       ---------  ---------  --------------- --------
                                (DOLLARS IN MILLIONS)
1994:
   March 31.......   $  843.1     $209.5      $127.1      $ 120.4
   June 30........      854.1      226.2       137.4        137.4
   September 30*..      848.4      139.8        78.0       (511.7)
   December 31....      838.7      199.0       113.2        113.2
                     --------     ------      ------      -------
   Total..........   $3,384.3     $774.5      $455.7      $(140.7)
                     ========     ======      ======      =======

1993:
   March 31**.....   $  811.0     $204.7      $123.0      $  89.2
   June 30........      815.6      224.4       143.7        143.7
   September 30...      826.5      193.1       116.5        116.5
   December 31....      823.0      178.1       104.1        101.0
                     --------     ------      ------      -------
   Total..........   $3,276.1     $800.3      $487.3      $ 450.4
                     ========     ======      ======      =======

* The loss for the third quarter of 1994 includes an extraordinary charge of $589.7 million, net of an income tax benefit of $423.2 million, related to the discontinuation of regulatory accounting principles (see Note 2).

** Net income for the first quarter of 1993 includes a charge of $30.0 million, net of a deferred income tax benefit of $15.4 million, related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 7).

                       Bell Atlantic - New Jersey, Inc.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1994, 1993, and 1992
                             (Dollars in Millions)

                                                 ADDITIONS
                                          -----------------------
                                                       CHARGED
                               BALANCE AT CHARGED     TO OTHER     CHARGED TO    BALANCE
                               BEGINNING     TO       ACCOUNTS     DEDUCTIONS    AT END
DESCRIPTION                    OF PERIOD  EXPENSES     NOTE(a)      NOTE(b)     OF PERIOD
-----------                    ---------  --------  -------------  ----------  ---------
Allowance for Uncollectible
  Accounts Receivable:

  Year 1994..................   $57.7     $59.6       $48.7        $114.6        $51.4

  Year 1993..................   $40.6     $57.2       $48.1        $ 88.2        $57.7

  Year 1992..................   $37.1     $33.7       $40.2        $ 70.4        $40.6

------------------------------------------

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

                                    EXHIBITS



                       FILED WITH ANNUAL REPORT FORM 10-K

                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994


                        Bell Atlantic - New Jersey, Inc.


                         COMMISSION FILE NUMBER 1-3488

Form 10-K for 1994
File No. 1-3488
Page 1 of 1

                                 EXHIBIT INDEX


Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.


   Exhibit Number (Referenced to Item 601 of Regulation S-K)
   ---------------------------------------------------------

   3a Restated Certificate of Incorporation of the registrant, dated September 28, 1989 and filed November 28, 1989. (Exhibit 3a to the registrant's Annual Report on Form 10-K for 1989, File No. 1-3488.)

       3a(i) Certificate of Amendment to the Certificate of Incorporation of the registrant's, dated January 7, 1994 and filed January 13, 1994. (Exhibit 3a(i) to the registrant's Annual Report on Form 10-K for 1993, File No. 1-3488.)

   3b  By-Laws of the registrant, as amended January 26, 1995.

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

   10b Agreement among Bell Atlantic Network Services, Inc. and the Bell
       Atlantic Corporations telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

   23  Consent of Independent Accountants.

   24  Powers of Attorney.

   27  Financial Data Schedule.