Form 10-Q
period 1995-03-31
BELL ATLANTIC NEW JERSEY INC
filed 1995-05-12
CIK 71428

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ----------------

                                   FORM 10-Q

                                ----------------


     (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

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

                                             Three months ended
                                                 March 31,
                                            --------------------
                                              1995       1994
                                            ---------  ---------
OPERATING REVENUES (including $21.1
 and $14.4 from affiliates)...............    $847.7     $843.1
                                              ------     ------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes..............................     188.6      199.1
  Depreciation and amortization...........     166.0      150.4
  Other (including $153.6
   and $147.4 to affiliates)..............     258.7      284.1
                                              ------     ------
                                               613.3      633.6
                                              ------     ------

OPERATING INCOME..........................     234.4      209.5

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used
   during construction....................       ---        3.5
  Other, net (including $0
   and $.1 from affiliate)................      (1.0)      (1.8)
                                              ------     ------
                                                (1.0)       1.7
INTEREST EXPENSE (including $2.3
 and $.8 to affiliate)....................      20.7       26.9
                                              ------     ------

INCOME BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEM...................     212.7      184.3
PROVISION FOR INCOME TAXES................      73.6       57.2
                                              ------     ------

INCOME BEFORE EXTRAORDINARY ITEM..........     139.1      127.1

EXTRAORDINARY ITEM
 Early Extinguishment of Debt,
  Net of Tax..............................       ---       (6.7)
                                              ------     ------

NET INCOME................................    $139.1     $120.4
                                              ======     ======


REINVESTED EARNINGS
  At beginning of period..................    $174.8     $750.1
  Add:  net income........................     139.1      120.4
                                              ------     ------
                                               313.9      870.5
  Deduct:  dividends......................     108.0       91.7
                                              ------     ------
  At end of period........................    $205.9     $778.8
                                              ======     ======

                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------

                                                   March 31,    December 31,
                                                     1995           1994
                                                   ---------    ------------
CURRENT ASSETS
  Short-term investments.........................   $   32.2      $    ---
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $61.7 and $51.4...........      487.5         577.8
    Affiliates...................................       16.6          17.7
    Other........................................       29.1          28.4
  Material and supplies..........................       15.3           9.9
  Prepaid expenses...............................      170.9         192.6
  Deferred income taxes..........................       24.8          24.5
  Other..........................................        7.8           5.8
                                                    --------      --------
                                                       784.2         856.7
                                                    --------      --------

PLANT, PROPERTY AND EQUIPMENT....................    8,809.5       8,697.3
  Less accumulated depreciation..................    4,670.8       4,555.7
                                                    --------      --------
                                                     4,138.7       4,141.6
                                                    --------      --------

OTHER ASSETS.....................................       86.9          54.8
                                                    --------      --------

TOTAL ASSETS.....................................   $5,009.8      $5,053.1
                                                    ========      ========


                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 March 31,    December 31,
                                                   1995           1994
                                                 ---------    ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Note payable to affiliate...................   $  102.9      $  117.4
   Other.......................................       29.4          29.3
  Accounts payable:
   Affiliates..................................      240.3         246.8
   Other.......................................      206.3         321.7
  Accrued expenses:
   Taxes.......................................       84.5          20.4
   Other.......................................      157.8         140.7
  Advance billings and customer deposits.......      137.1         151.4
                                                  --------      --------
                                                     958.3       1,027.7
                                                  --------      --------

LONG-TERM DEBT.................................    1,300.2       1,301.3
                                                  --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................      829.6         821.3
                                                  --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................       43.8          48.1
  Unamortized investment tax credits...........       44.9          46.6
  Other........................................      245.9         252.1
                                                  --------      --------
                                                     334.6         346.8
                                                  --------      --------
SHAREOWNER'S INVESTMENT
  Common stock-one share, without par value,
   owned by parent.............................    1,381.2       1,381.2
  Reinvested earnings..........................      205.9         174.8
                                                  --------      --------
                                                   1,587.1       1,556.0
                                                  --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $5,009.8      $5,053.1
                                                  ========      ========



                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                    Three months ended
                                                          March 31,
                                                    ---------------------
                                                     1995          1994
                                                    -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........  $ 352.6       $ 139.5
                                                    -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments..........      (32.2)          ---
  Additions to plant, property and equipment....     (162.1)        (92.9)
  Net change in note receivable from affiliate..        ---           9.4
  Other, net....................................         .1           (.8)
                                                    -------       -------
Net cash used in investing activities...........     (194.2)        (84.3)
                                                    -------       -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings......................        ---         249.5
  Principal repayments of capital lease
   obligations..................................       (1.0)          (.9)
  Early extinguishment of debt..................        ---        (350.0)
  Net change in note payable to affiliate.......      (14.5)        170.1
  Dividends paid................................     (108.0)        (91.7)
  Net change in outstanding checks drawn
   on controlled disbursement accounts..........      (34.9)        (22.0)
                                                    -------       -------
Net cash used in financing activities...........     (158.4)        (45.0)
                                                    -------       -------

NET CHANGE IN CASH ..............................       ---          10.2

CASH, BEGINNING OF PERIOD .......................       ---           ---
                                                    -------       -------

CASH, END OF PERIOD .............................   $   ---       $  10.2
                                                    =======       =======

                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - New Jersey, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations."

2.   Dividend

     On May 1, 1995, the Company declared and paid a dividend in the amount of $128.0 million to Bell Atlantic Corporation.

3.   Reclassifications

     Certain reclassifications of prior year's data have been made to conform to 1995 classifications.

                       Bell Atlantic - New Jersey, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first quarter of 1995 of $139.1 million, compared to net income of $120.4 million for the same period in 1994.

     Major items affecting the comparison of operating results for the three month period ended March 31, 1995, versus the three month period ended March 31, 1994, are discussed in the following sections.


OPERATING REVENUES
- ------------------

For the Three Months Ended March 31                  1995      1994
- ---------------------------------------------------------------------
                                                (Dollars in Millions)
Transport Services
   Local service                                     $210.6    $204.6
   Network access                                     232.2     222.8
   Toll service                                       175.6     192.5
Ancillary Services
   Directory advertising                               86.2      86.3
   Other                                               35.8      36.0
Value-added Services                                  107.3     100.9
                                                     ------    ------

Total                                                $847.7    $843.1
                                                     ======    ======


TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                             Percentage
                                                             Increase
                                               1995    1994  (Decrease)
                                             ------  ------  ----------
At March 31
- -----------
  Access Lines in Service (In thousands)
    Residence                                 3,541   3,471       2.0%
    Business                                  1,743   1,657       5.2
    Public                                       95      96      (1.0)
                                             ------  ------
                                              5,379   5,224       3.0
                                             ======  ======

For the Three Month Period Ended March 31
- -----------------------------------------
  Access Minutes of Use (In millions)
    Interstate                                4,555   4,328       5.2
    Intrastate                                1,122     937      19.7
                                             ------  ------
                                              5,677   5,265       7.8
                                             ======  ======

  Toll Messages (In millions)
    Intrastate                                  526     563      (6.6)
    Interstate                                   16      20     (20.0)
                                             ------  ------
                                                542     583      (7.0)
                                             ======  ======

                       Bell Atlantic - New Jersey, Inc.

LOCAL SERVICE REVENUES

     Dollars in Millions                             Increase
================================================================================
     Three Months                                    $  6.0        2.9%
================================================================================

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues increased in 1995 due primarily to a 3.0% growth in the number of access lines in service, higher usage of basic calling services by residence customers and increased usage and data transport by business customers. This growth was partially offset by lower directory assistance volumes and the effect of storm-driven usage experienced in the first quarter of 1994.


NETWORK ACCESS REVENUES

     Dollars in Millions                             Increase
================================================================================
     Three Months                                    $  9.4        4.2%
================================================================================

     Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by IXCs and end-users who have private networks, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

     Network access revenues increased in 1995 principally due to higher customer demand for access services as reflected by a 7.8% growth in access minutes of use, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Increased demand for digital data transport services also contributed to growth in access revenues. Revenues were further increased by higher revenues recognized through an interstate revenue sharing agreement with affiliated companies. Reported growth in access minutes of use and revenues was negatively impacted by storm-related calling volumes experienced in the first quarter of 1994. Volume-related revenue increases were partially offset by the effect of price reductions and the recognition of the Company's obligations under the Federal Communications Commission's (FCC) current price cap order. See "Competitive and Regulatory Environment - Federal Regulation" for a discussion of FCC interstate access revenue issues.


TOLL SERVICE REVENUES

     Dollars in Millions                             (Decrease)
================================================================================
     Three Months                                    $(16.9)     (8.8)%
================================================================================

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services, Wide Area Telephone Service (WATS) and corridor services (between southern New Jersey and Philadelphia and northern New Jersey and New York City).

     The decrease in toll service revenues was caused by a decline of 7.0% in toll message volumes and price reductions on certain toll services. The decline in toll message volumes was due to the effect of storm-driven usage experienced in the first quarter of 1994 and increased competition for intraLATA toll, WATS and corridor services. Beginning in July 1994, IXCs were permitted to compete for intraLATA toll services on an access code basis. The Company expects that competition will continue to negatively impact toll service revenues in 1995, relative to 1994 levels.

                       Bell Atlantic - New Jersey, Inc.

DIRECTORY ADVERTISING REVENUES

     Dollars in Millions                             (Decrease)
================================================================================
     Three Months                                    $ (0.1)     (0.1)%
================================================================================

     Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory advertising services include database and foreign directory marketing.

     Directory advertising revenues declined slightly in 1995. Increased revenues due to higher rates charged for the services were more than offset by a decrease in volume due to competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     Dollars in Millions                             (Decrease)
================================================================================
     Three Months                                    $ (0.2)     (0.6)%
================================================================================

     Other ancillary services include billing and collection services provided to IXCs, and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services decreased due primarily to a reduction in intraLATA toll compensation, which ceased July 1, 1994 with the commencement of intraLATA toll competition. An increase in facilities rental revenues from affiliates partially offset this decrease.


VALUE-ADDED SERVICES REVENUES

     Dollars in Millions                             Increase
================================================================================
     Three Months                                    $  6.4        6.3%
================================================================================

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     Continued growth in the network customer base (access lines) and higher demand by residence customers for value-added central office and voice messaging services offered by the Company increased value-added services revenues in the first quarter of 1995.


OPERATING EXPENSES
- ------------------

For the Three Months Ended March 31              1995         1994
- ---------------------------------------------------------------------
                                                (Dollars in Millions)
Employee costs, including benefits and taxes    $188.6       $199.1
Depreciation and amortization                    166.0        150.4
Other operating expenses                         258.7        284.1
                                                ------       ------
Total                                           $613.3       $633.6
                                                ======       ======

                       Bell Atlantic - New Jersey, Inc.

EMPLOYEE COSTS

     Dollars in Millions                             (Decrease)
================================================================================
     Three Months                                    $(10.5)     (5.3)%
================================================================================

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

     The decline in employee costs was principally due to a decrease in overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 as a result of unusually severe weather conditions. The effect of lower workforce levels also contributed to the overall decrease in employee costs. These reductions were partially offset by annual salary and wage increases for management and associate employees, effective April and August 1994, respectively. Associate employee wage increases were determined under contracts ratified in October 1992 by unions representing associate employees of the Company. Such contracts will expire in August 1995.


DEPRECIATION AND AMORTIZATION

     Dollars in Millions                             Increase
================================================================================
     Three Months                                    $ 15.6      10.4%
================================================================================

     Depreciation and amortization increased due to higher depreciation rates and growth in depreciable telephone plant. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 7.9% for the first quarter of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSE

 Dollars in Millions                                 (Decrease)
================================================================================
 Three Months                                        $(25.4)    (8.9)%
================================================================================

     Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

     Other operating expenses decreased due to a reduction in uncollectible accounts receivable associated with fraudulent calling card toll calls, as compared to the same period in 1994. Other operating expenses were further reduced by the effect of the severe winter storms in the first quarter of 1994, lower network software costs due to the timing of purchases, and a decrease in directory production costs.

     These decreases were partially offset by higher costs allocated from NSI, primarily as a result of increased rent expense, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries, including the Company.

                       Bell Atlantic - New Jersey, Inc.

OTHER INCOME AND (EXPENSE), NET

     Dollars in Millions                             (Decrease)
================================================================================
     Three Months                                    $ (2.7)
================================================================================

     The change in other income and (expense), net was largely attributable to a reduction in income related to the allowance for funds used during construction.

     Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

     Dollars in Millions                             (Decrease)
================================================================================
     Three Months                                    $ (6.2)   (23.0)%
================================================================================

     Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles. Also contributing to the decrease was the effect of a long-term debt refinancing completed in the first quarter of 1994. Partially offsetting these decreases was additional expense resulting from higher levels of average short-term debt and higher interest rates in the first quarter of 1995.


PROVISION FOR INCOME TAXES

     Dollars in Millions                             Increase
================================================================================
     Three Months                                    $ 16.4        28.7%
================================================================================

EFFECTIVE INCOME TAX RATES

For the Three Months Ended March 31
================================================================================
     1995                                            34.6%
- --------------------------------------------------------------------------------
     1994                                            31.0%
================================================================================

     The Company's effective income tax rate was higher in the first quarter of 1995 due principally to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences as a result of the discontinued application of regulatory accounting principles in August 1994.

COMPETITIVE AND REGULATORY ENVIRONMENT
- --------------------------------------

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

                       Bell Atlantic - New Jersey, Inc.

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

     Federal Regulation

     Legislation has been introduced in the current session of the United States Congress that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services upon meeting certain conditions. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

     On April 28, 1995, the U.S. District Court, which administers the Modification of Final Judgment (MFJ), granted the Regional Bell Operating Companies' (RBOCs) joint motion for a waiver of the MFJ permitting them to provide interLATA wireless telecommunications services. The Court's decision contained a number of restrictions limiting the extent and manner in which the RBOCs may provide interLATA wireless services. While Bell Atlantic plans to comply with the requirements of the Court's decision so that it may provide the services authorized therein, it has appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit.

     In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of Bell Atlantic's network services subsidiaries' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On
May 2, 1995, Bell Atlantic filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. Resolution of this matter is expected later in 1995.

     FCC Interim Price Cap Orders

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access rates. The Interim Plan, which is effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be reduced by a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan provides for increases to the Price Cap Indices for inflation, 2.9% effective August 1, 1995, based on the increase in the GDP-PI. The Interim Plan also eliminated the recovery of certain "exogenous" cost changes including changes in accounting costs that the FCC believes have no economic consequences.

     On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with

                       Bell Atlantic - New Jersey, Inc.

ratepayers. This adjustment, which is effective for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining the prior years sharing amounts that will be reflected in rate reductions that become effective August 1, 1995.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% productivity factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing result in price decreases for the Company totaling approximately $87.8 million on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $28.2 million on an annualized basis that is in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $59.6 million reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that the earnings impact of these price decreases will be substantially mitigated by volume increases and cost reductions that result from improved productivity.

     Bell Atlantic has appealed the Orders with the D.C. Circuit Court of Appeals and has petitioned the FCC for a stay of certain aspects of the Orders pending the results of the appeals.

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


OTHER MATTERS
- -------------

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

                       Bell Atlantic - New Jersey, Inc.

remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.

FINANCIAL CONDITION
- -------------------

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

     As of March 31, 1995, the Company had $369.2 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

     The Company's debt ratio was 47.4% at March 31, 1995, compared to 48.2% at December 31, 1994.

                       Bell Atlantic - New Jersey, Inc.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27   Financial Data Schedule.


         (b) There were no Current Reports on Form 8-K, filed during the quarter ended March 31, 1995.

                       Bell Atlantic - New Jersey, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 BELL ATLANTIC - NEW JERSEY, INC.



Date:  May 11, 1995              By  /s/ Joseph M. Milanowycz
                                    --------------------------------------
                                    Joseph M. Milanowycz
                                    Controller and Treasurer
                                    and Chief Financial Officer



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 1995.