Form 10-Q
period 1995-06-30
BELL ATLANTIC NEW JERSEY INC
filed 1995-08-11
CIK 71428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  -----------
                                   FORM 10-Q
                                  -----------

    (Mark one)
       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1995

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

                                 -----------


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
                             (Dollars in Millions)

                                                                Three months ended     Six months ended
                                                                     June 30,              June 30,
                                                               --------------------  --------------------
                                                                 1995       1994       1995       1994
                                                               ---------  ---------  ---------  ---------
OPERATING REVENUES (including  $18.1, $15.2,
  $39.2 and $29.6 from affiliates).......................        $860.1     $854.1   $1,707.8   $1,697.2
                                                                 ------     ------   --------   --------
OPERATING EXPENSES
  Employee costs, including benefits and taxes...........         193.9      196.7      382.5      395.8
  Depreciation and amortization..........................         167.8      153.8      333.8      304.2
  Other (including $155.3, $152.3, $308.9
    and $299.7 to affiliates)............................         282.6      277.4      541.3      561.5
                                                                 ------     ------   --------   --------
                                                                  644.3      627.9    1,257.6    1,261.5
                                                                 ------     ------   --------   --------

OPERATING INCOME.........................................         215.8      226.2      450.2      435.7

OTHER INCOME (EXPENSE), NET
  Allowance for funds used during construction...........           ---        3.6        ---        7.1
  Other, net.............................................          (0.1)      (1.3)      (1.1)      (3.1)
                                                                 ------     ------   --------   --------
                                                                   (0.1)       2.3       (1.1)       4.0
INTEREST EXPENSE (including $3.8, $1.7, $6.1,
  and $2.5 to affiliate).................................          22.6       25.6       43.3       52.5
                                                                 ------     ------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY ITEM.................................         193.1      202.9      405.8      387.2
PROVISION FOR INCOME TAXES...............................          66.8       65.5      140.4      122.7
                                                                 ------     ------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEM.........................         126.3      137.4      265.4      264.5

EXTRAORDINARY ITEM
  Early Extinguishment of Debt, Net of Tax...............           ---        ---        ---       (6.7)
                                                                 ------     ------   --------   --------

NET INCOME...............................................        $126.3     $137.4   $  265.4   $  257.8
                                                                 ======     ======   ========   ========

REINVESTED EARNINGS
  At beginning of period.................................        $205.9     $778.8   $  174.8   $  750.1
  Add:  net income.......................................         126.3      137.4      265.4      257.8
                                                                 ------     ------   --------   --------
                                                                  332.2      916.2      440.2    1,007.9
  Deduct:  dividends.....................................         128.0      105.0      236.0      196.7
                                                                 ------     ------   --------   --------
  At end of period.......................................        $204.2     $811.2   $  204.2   $  811.2
                                                                 ======     ======   ========   ========


                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                                  June 30,   December 31,
                                                    1995         1994
                                                  ---------  ------------
CURRENT ASSETS
  Short-term investments........................   $   25.3      $    ---
  Accounts receivable:
   Customers and agents, net of allowances for
     uncollectibles of $65.1 and $51.4..........      517.3         577.8
   Affiliates...................................       21.1          17.7
   Other........................................       29.2          28.4
  Material and supplies.........................       20.5           9.9
  Prepaid expenses..............................      222.1         192.6
  Deferred income taxes.........................       27.1          24.5
  Other.........................................        9.1           5.8
                                                   --------      --------
                                                      871.7         856.7
                                                   --------      --------

PLANT, PROPERTY AND EQUIPMENT...................    8,891.0       8,697.3
  Less accumulated depreciation.................    4,775.5       4,555.7
                                                   --------      --------
                                                    4,115.5       4,141.6
                                                   --------      --------

OTHER ASSETS....................................      107.7          54.8
                                                   --------      --------

TOTAL ASSETS....................................   $5,094.9      $5,053.1
                                                   ========      ========



                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                   June 30,   December 31,
                                                     1995         1994
                                                   --------   ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Note payable to affiliate....................   $  258.6      $  117.4
   Other........................................       29.5          29.3
  Accounts payable:
   Affiliates...................................      226.7         246.8
   Other........................................      234.6         321.7
  Accrued expenses:
   Taxes........................................        9.5          20.4
   Other........................................      146.5         140.7
  Advance billings and customer deposits........      136.3         151.4
                                                   --------      --------
                                                    1,041.7       1,027.7
                                                   --------      --------

LONG-TERM DEBT..................................    1,298.6       1,301.3
                                                   --------      --------

EMPLOYEE BENEFIT OBLIGATIONS....................      837.3         821.3
                                                   --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes.........................       38.4          48.1
  Unamortized investment tax credits............       43.1          46.6
  Other.........................................      250.4         252.1
                                                   --------      --------
                                                      331.9         346.8
                                                   --------      --------

SHAREOWNER'S INVESTMENT
  Common stock - one share, without par value,
   owned by parent..............................    1,381.2       1,381.2
  Reinvested earnings...........................      204.2         174.8
                                                   --------      --------
                                                    1,585.4       1,556.0
                                                   --------      --------
TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT...   $5,094.9      $5,053.1
                                                   ========      ========



                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                         Six months ended
                                                              June 30,
                                                        -------------------
                                                          1995        1994
                                                        -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES............   $ 459.5     $ 400.8
                                                        -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments...............     (25.3)        ---
  Additions to plant, property and equipment.........    (309.4)     (227.8)
  Net change in note receivable from affiliate.......       ---         9.4
  Other, net.........................................       7.6         1.2
                                                         ------      ------
Net cash used in investing activities................    (327.1)     (217.2)
                                                         ------      ------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings...........................       ---       249.5
  Principal repayments of capital lease obligations..      (2.1)       (1.9)
  Early extinguishment of debt.......................       ---      (350.0)
  Net change in note payable to affiliate............     141.2       137.5
  Dividends paid.....................................    (236.0)     (196.7)
  Net change in outstanding checks drawn
   on controlled disbursement accounts...............     (35.5)      (22.0)
                                                         ------      ------
Net cash used in financing activities................    (132.4)     (183.6)
                                                         ------      ------

NET CHANGE IN CASH...................................       ---         ---


CASH, BEGINNING OF PERIOD............................       ---         ---
                                                        -------     -------


CASH, END OF PERIOD..................................   $   ---     $   ---
                                                        =======     =======


                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - New Jersey, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

2.   Dividend

     On August 1, 1995, the Company declared and paid a dividend in the amount of $128.0 million to Bell Atlantic Corporation.

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

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1995 of $265.4 million, compared to net income of $257.8 million for the same period in 1994.

     Major items affecting the comparison of results for the six month period ended June 30, 1995, versus the six month period ended June 30, 1994, are discussed in the following sections.


OPERATING REVENUES
- ------------------


For the Six Months Ended June 30                                  1995                 1994
- -----------------------------------------------------------------------------------------------
                                                                      (Dollars in Millions)
Transport Services
   Local service...............................                   $  427.3             $  414.5
   Network access..............................                      481.2                443.6
   Toll service................................                      346.5                383.0
Ancillary Services
   Directory advertising.......................                      171.6                174.2
   Other.......................................                       68.1                 74.0
Value-added Services...........................                      213.1                207.9
                                                                  --------             --------
Total..........................................                   $1,707.8             $1,697.2
                                                                  ========             ========
TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                                     Percentage
                                                                                      Increase
                                                        1995          1994           (Decrease)
- -----------------------------------------------------------------------------------------------
At June 30
- ----------
  Access Lines in Service (In thousands)
    Residence..................................        3,551         3,477                  2.1%
    Business...................................        1,767         1,676                  5.4
    Public.....................................           95            95                    -
                                                       -----         -----
                                                       5,413         5,248                  3.1
                                                       =====         =====

For the Six Month Period Ended June 30
- --------------------------------------
  Access Minutes of Use (In millions)
    Interstate.................................        9,266         8,724                  6.2
    Intrastate.................................        2,287         1,867                 22.5
                                                      ------        ------
                                                      11,553        10,591                  9.1
                                                      ======        ======

  Toll Messages (In millions)
    Intrastate.................................        1,083         1,120                 (3.3)
    Interstate.................................           33            38                (13.2)
                                                       -----         -----
                                                       1,116         1,158                 (3.6)
                                                       =====         =====

                       Bell Atlantic - New Jersey, Inc.

LOCAL SERVICE REVENUES

     (Dollars in Millions)         Increase
- --------------------------------------------------------------------------------
     Six Months                    $   12.8          3.1%
- --------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues increased due primarily to a 3.1% growth in the number of access lines in service and increased usage and data transport by business customers.


NETWORK ACCESS REVENUES

     (Dollars in Millions)         Increase
- --------------------------------------------------------------------------------
     Six Months                    $   37.6          8.5%
- --------------------------------------------------------------------------------

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

     Network access revenues increased principally due to higher customer demand for access services as reflected by a 9.1% growth in access minutes of use, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Increased demand for digital data transport services and higher revenues recognized through an interstate revenue sharing agreement with affiliated companies also contributed to growth in access revenues. Revenues in the first half of 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

     Revenue growth was partially offset by price reductions in effect from July 1, 1994 to July 31, 1995. Further, reported growth in access minutes of use and revenues in the first half of 1995 was negatively impacted by higher storm-related calling volumes experienced in the first quarter of 1994.

     Effective August 1, 1995, the Company implemented price decreases of approximately $87.8 million on an annual basis, principally for interstate access services, in connection with the Federal Communications Commission's
(FCC) Interim Price Cap Order. These price decreases include the scheduled expiration of a temporary rate increase of approximately $28.2 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $59.6 million reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. As a result of the selection of a 5.3% Productivity Factor under the Interim Plan, the Company is no longer required to share a portion of its interstate earnings. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.


TOLL SERVICE REVENUES

     (Dollars in Millions)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                   $   (36.5)        (9.5)%
- --------------------------------------------------------------------------------

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services, Wide Area Telephone Service (WATS) and corridor services (between southern New Jersey and Philadelphia and northern New Jersey and New York City).

                       Bell Atlantic - New Jersey, Inc.

     The decrease in toll service revenues was caused by a decline in toll message volumes and price reductions on certain toll services. Toll message volumes for the six month period ended June 30, 1995 decreased 3.6% over the comparable period last year. The decrease in toll messages was due primarily to increased competition for intraLATA toll, WATS and corridor services. The effect of storm-related usage experienced in the first quarter of 1994 further impacted volume growth. Beginning in July 1994, IXCs were permitted to compete for intraLATA toll services on an access code basis. The Company expects toll message volumes for the remainder of 1995 to show a smaller decrease over the comparable period last year than did volumes for the first six months of 1995.


DIRECTORY ADVERTISING REVENUES

     (Dollars in Millions)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                    $   (2.6)        (1.5)%
- --------------------------------------------------------------------------------

     Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory advertising services include database and foreign directory marketing.

     Directory advertising revenues decreased due to lower advertising volumes resulting from competition from other directory companies as well as other advertising media, and the effect of a change in billing procedures in 1994. This decrease was partially offset by higher revenues resulting from higher rates charged for advertising services.


OTHER ANCILLARY SERVICES REVENUES

     (Dollars in Millions)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                    $   (5.9)        (8.0)%
- --------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services revenues decreased due to a reduction in billing and collection revenues as a result of a revised contract with an IXC, which no longer includes certain billing and collection services. Also contributing to the decline in other ancillary services revenues was a reduction in intraLATA toll compensation, principally as a result of the July 1994 commencement of intraLATA toll competition.


VALUE-ADDED SERVICES REVENUES

     (Dollars in Millions)         Increase
- --------------------------------------------------------------------------------
     Six Months                     $   5.2          2.5%
- --------------------------------------------------------------------------------

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the Company increased value-added services revenues in the first half of 1995. These increases were partially offset by lower customer premises services revenues, primarily due to a reduction in contract billing for certain advanced premises services for large businesses. Such premises services, which were primarily performed by the Company until May 1994, are now being contracted with another affiliate of Bell Atlantic.

                       Bell Atlantic - New Jersey, Inc.


OPERATING EXPENSES
- ------------------


For the Six Months Ended June 30                      1995             1994
- --------------------------------------------------------------------------------
                                                         (Dollars in Millions)
Employee costs, including benefits and taxes...       $  382.5         $  395.8
Depreciation and amortization..................          333.8            304.2
Other operating expenses.......................          541.3            561.5
                                                      --------         --------
Total..........................................       $1,257.6         $1,261.5
                                                      ========         ========

EMPLOYEE COSTS

     (Dollars in Millions)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                   $   (13.3)        (3.4)%
- --------------------------------------------------------------------------------

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

     The decrease in employee costs was principally due to reduced overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 as a result of unusually severe weather conditions. The effect of lower workforce levels also contributed to the overall decrease in employee costs. These reductions were partially offset by annual salary and wage increases for management and associate employees, effective April 1995 and August 1994, respectively, and the recognition of certain contract costs associated with the ratification of a new five-year labor contract with one of the Company's two unions.

     In June 1995, the Company ratified a new labor contract with the International Brotherhood of Electrical Workers (IBEW), representing approximately 7,800 associate employees. The IBEW labor contract, which was effective May 21, 1995, provides for a 14.5% wage increase over the five-year contract period; a ratification bonus; improved benefits and pensions; and certain employment security provisions.

     The contract with the Company's other union, the Communications Workers of America (CWA), expired on August 5, 1995. As of August 7, 1995, the CWA has not called a strike and the Company continues to make work available to associate employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.


DEPRECIATION AND AMORTIZATION

     (Dollars in Millions)         Increase
- --------------------------------------------------------------------------------
     Six Months                    $   29.6          9.7%
- --------------------------------------------------------------------------------

     Depreciation and amortization increased due to higher depreciation rates and growth in depreciable telephone plant. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 7.9% for the first half of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSES

     (Dollars in Millions)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                   $   (20.2)        (3.6)%
- --------------------------------------------------------------------------------

     Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

                       Bell Atlantic - New Jersey, Inc.

     Other operating expenses decreased due to a reduction in the provision for uncollectible accounts receivable associated with fraudulent calling card toll calls, as compared to the same period in 1994. Other operating expenses were further reduced by lower contracted labor and engineering costs, attributable, in part, to the severe winter storms in the first quarter of 1994; lower directory production costs; and lower network software costs due to the timing of purchases.

     These decreases were partially offset by higher centralized services costs allocated from NSI, primarily as a result of increased advertising and employee costs, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries.


OTHER INCOME (EXPENSE), NET

     (Dollars in Millions)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                    $   (5.1)
- --------------------------------------------------------------------------------

     The change in other income (expense), net, was largely attributable to a reduction in income related to the allowance for funds used during construction.

     Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

     (Dollars in Millions)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                    $   (9.2)       (17.5)%
- --------------------------------------------------------------------------------

     Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994. Partially offsetting this decrease was additional expense resulting from higher levels of average short-term debt and higher interest rates in the first half of 1995.


PROVISION FOR INCOME TAXES

     (Dollars in Millions)         Increase
- --------------------------------------------------------------------------------
     Six Months                    $   17.7         14.4%
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

For the Six Months Ended June 30
- --------------------------------------------------------------------------------
     1995                              34.6%
- --------------------------------------------------------------------------------
     1994                              31.7%
- --------------------------------------------------------------------------------

     The Company's effective income tax rate was higher in the first half of 1995 due principally to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles in August 1994.


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

                       Bell Atlantic - New Jersey, Inc.

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

     The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including toll, local exchange and network access services in the markets and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

     The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives.

     Federal Regulation

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services and engage in manufacturing upon meeting certain conditions. The Senate passed a similar bill in June of 1995. A conference committee is expected to work through the differences between the two bills in September and October of 1995. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

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

     FCC Interim Price Cap Orders

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

     On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers in the prior year. This adjustment, which is effective for determination of sharing relating to earnings for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining sharing amounts that were reflected in rate reductions that became effective August 1, 1995.

                       Bell Atlantic - New Jersey, Inc.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $87.8 million on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $28.2 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $59.6 million reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

     Bell Atlantic appealed the Orders to the Court of Appeals for the D.C. Circuit and petitioned the Court for a stay of certain aspects of the Orders pending the results of the appeals. On July 31, 1995, the Court of Appeals denied the Company's request for a stay.

     State Regulation

     The communications services of the Company are subject to regulation by the BPU with respect to intrastate rates and services and other matters.

     The New Jersey Telecommunications Act of 1992 authorized the BPU to adopt alternative regulatory frameworks to address changes in technology and the structure of the telecommunications industry and to promote economic development. It also deregulated services which the BPU found to be competitive. Pursuant to that legislation, the Company proposed a Plan for Alternative Form of Regulation, which the BPU approved with modifications in May 1993.

     In May 1994, the BPU approved a settlement of a proceeding addressing intraLATA toll competition. The settlement permits IXCs to compete for the provision of intraLATA toll services on an access code basis (e.g., customers must dial 10XXX to use an IXC), beginning July 1, 1994, and granted the Company some flexibility in the pricing and marketing of the services it offers to enable it to compete with the IXCs. In January 1995, the BPU commenced a further proceeding to examine issues of intraLATA toll service competition including whether presubscription should be authorized, and if so, under what terms and conditions, and to address the issue of subsidies embodied in the Company's rates. Presubscription would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial the five digit access code. A decision on this proceeding is expected by the end of 1995. The Company's ability to offset such competition will depend, in part, upon the terms and conditions under which presubscription of intraLATA toll services may be authorized.


OTHER MATTERS
- -------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to a Superfund site for which the Company has been joined as a third-party defendant in pending Superfund litigation. Such joinder subjects the Company to potential liability for costs relating to cleanup of the affected site. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

                       Bell Atlantic - New Jersey, Inc.

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

     As of June 30, 1995, the Company had $213.5 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

     The Company's debt ratio was 50.0% at June 30, 1995, compared to 48.2% at December 31, 1994.

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


Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits:

                 Exhibit Number

                 27   Financial Data Schedule.

             (b) There were no Current Reports on Form 8-K, filed during the quarter ended June 30, 1995.

                       Bell Atlantic - New Jersey, Inc.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BELL ATLANTIC - NEW JERSEY, INC.


Date:  August 10, 1995                 By  /s/ Joseph M. Milanowycz
                                          ------------------------------
                                               Joseph M. Milanowycz
                                               Controller and Treasurer
                                               and Chief Financial Officer



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 1995.