Form 10-Q
period 1995-09-30
BELL ATLANTIC NEW JERSEY INC
filed 1995-11-13
CIK 71428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------

                                   FORM 10-Q

                                 -------------


          (Mark one)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

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

                                 -------------

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
                             (Dollars in Millions)

                                                       Three months ended    Nine months ended
                                                          September 30,         September 30,
                                                       -------------------   -------------------
                                                         1995       1994       1995       1994
                                                       --------   --------   --------   --------
OPERATING REVENUES (including $14.7, $13.8,
 $53.9 and $43.4 from affiliates)..................    $  864.1   $  848.4   $2,571.9   $2,545.6
                                                       --------   --------   --------   --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes.....       201.4      240.7      583.9      636.5
  Depreciation and amortization....................       169.2      162.2      503.0      466.4
  Other (including $167.5, $155.5, $476.4
   and $455.2 to affiliates).......................       305.2      305.7      846.5      867.2
                                                       --------   --------   --------   --------
                                                          675.8      708.6    1,933.4    1,970.1
                                                       --------   --------   --------   --------

OPERATING INCOME...................................       188.3      139.8      638.5      575.5

OTHER INCOME (EXPENSE), NET
  Allowance for funds used during construction.....         ---        1.3        ---        8.4
  Other, net.......................................        (1.2)      (1.1)      (2.3)      (4.2)
                                                       --------   --------   --------   --------
                                                           (1.2)       0.2       (2.3)       4.2
INTEREST EXPENSE (including $3.5, $1.4, $9.6,
 and $3.9 to affiliate)............................        21.6       24.0       64.9       76.5
                                                       --------   --------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEMS...........................       165.5      116.0      571.3      503.2
PROVISION FOR INCOME TAXES.........................        56.3       38.0      196.7      160.7
                                                       --------   --------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEMS..................       109.2       78.0      374.6      342.5

EXTRAORDINARY ITEMS
  Discontinuation of Regulatory Accounting Principles,
    Net of Tax.....................................         ---     (589.7)       ---     (589.7)
  Early Extinguishment of Debt, Net of Tax.........         ---        ---        ---       (6.7)
                                                       --------   --------   --------   --------

NET INCOME (LOSS)..................................    $  109.2   $ (511.7)  $  374.6   $ (253.9)
                                                       ========   ========   ========   ========

REINVESTED EARNINGS
  At beginning of period...........................    $  204.2   $  811.2   $  174.8   $  750.1
  Add:  net income (loss)..........................       109.2     (511.7)     374.6     (253.9)
                                                       --------   --------   --------   --------
                                                          313.4      299.5      549.4      496.2
  Deduct:  dividends...............................       128.0      133.0      364.0      329.7
           other changes...........................         0.1       (0.1)       0.1       (0.1)
                                                       --------   --------   --------   --------
  At end of period.................................    $  185.3   $  166.6   $  185.3   $  166.6
                                                       ========   ========   ========   ========

                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                                  September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------
CURRENT ASSETS
  Short-term investments........................       $   10.7      $    ---
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $58.2 and $51.4..........          577.5         577.8
    Affiliates..................................           17.1          17.7
    Other.......................................           31.6          28.4
  Material and supplies.........................           18.8           9.9
  Prepaid expenses..............................          234.0         192.6
  Deferred income taxes.........................           26.5          24.5
  Other.........................................            3.3           5.8
                                                       --------      --------
                                                          919.5         856.7
                                                       --------      --------

PLANT, PROPERTY AND EQUIPMENT...................        8,944.0       8,697.3
  Less accumulated depreciation.................        4,850.5       4,555.7
                                                       --------      --------
                                                        4,093.5       4,141.6
                                                       --------      --------

OTHER ASSETS....................................           78.1          54.8
                                                       --------      --------

TOTAL ASSETS....................................       $5,091.1      $5,053.1
                                                       ========      ========

                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                  September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------

CURRENT LIABILITIES
  Debt maturing within one year:
    Note payable to affiliate...................       $  216.7      $  117.4
    Other.......................................           29.6          29.3
  Accounts payable and accrued liabilities:
    Affiliates..................................          243.0         246.8
    Taxes.......................................           16.5          20.4
    Other.......................................          424.6         462.4
  Advance billings and customer deposits........          135.5         151.4
                                                       --------      --------
                                                        1,065.9       1,027.7
                                                       --------      --------

LONG-TERM DEBT..................................        1,297.5       1,301.3
                                                       --------      --------

EMPLOYEE BENEFIT OBLIGATIONS....................          846.8         821.3
                                                       --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes.........................           34.1          48.1
  Unamortized investment tax credits............           40.8          46.6
  Other.........................................          239.5         252.1
                                                       --------      --------
                                                          314.4         346.8
                                                       --------      --------

SHAREOWNER'S INVESTMENT
  Common stock - one share, without par value,
   owned by parent..............................        1,381.2       1,381.2
  Reinvested earnings...........................          185.3         174.8
                                                       --------      --------
                                                        1,566.5       1,556.0
                                                       --------      --------
TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT...       $5,091.1      $5,053.1
                                                       ========      ========

                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          1995          1994
                                                       -----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES............      $ 750.7      $ 676.3
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments...............        (10.7)         ---
  Additions to plant, property and equipment.........       (476.0)      (378.2)
  Net change in note receivable from affiliate.......          ---          9.4
  Other, net.........................................         20.7          5.9
                                                            ------       ------
Net cash used in investing activities................       (466.0)      (362.9)
                                                            ------       ------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings...........................          ---        249.5
  Principal repayments of capital lease obligations..         (3.2)        (3.0)
  Early extinguishment of debt.......................          ---       (350.0)
  Net change in note payable to affiliate............         99.3        132.6
  Dividends paid.....................................       (364.0)      (329.7)
  Net change in outstanding checks drawn
   on controlled disbursement accounts...............        (16.8)       (12.8)
                                                            ------       ------
Net cash used in financing activities................       (284.7)      (313.4)
                                                            ------       ------

NET CHANGE IN CASH...................................          ---          ---


CASH, BEGINNING OF PERIOD............................          ---          ---
                                                            ------       ------


CASH, END OF PERIOD..................................       $  ---       $  ---
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

2.   Dividend

     On November 1, 1995, the Company declared and paid a dividend in the amount of $128.0 million to Bell Atlantic Corporation.

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1995 classifications.

                       Bell Atlantic - New Jersey, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the first nine months of 1995 of $374.6 million, compared to a loss of $253.9 million for the same period in 1994.

     Results for the nine months ended September 30, 1994 included non-cash, after-tax extraordinary charges of $589.7 million in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" and $6.7 million related to the early extinguishment of debt.

     Major items affecting the comparison of results for the nine month period ended September 30, 1995, versus the nine month period ended September 30, 1994, are discussed in the following sections.

OPERATING REVENUES
------------------


For the Nine Months Ended September 30                     1995       1994
--------------------------------------------------------------------------------
                                                        (Dollars in Millions)
Transport Services
  Local service...............................           $  646.1    $  626.1
  Network access..............................              726.8       676.5
  Toll service................................              517.8       558.9
Ancillary Services
  Directory publishing........................              256.9       262.4
  Other.......................................               99.2       106.3
Value-added Services..........................              325.1       315.4
                                                         -------     --------
Total.........................................           $2,571.9    $2,545.6
                                                         ========    ========

TRANSPORT SERVICES OPERATING STATISTICS
-----------------------------------------------
                                                                   Percentage
                                                                     Increase
                                                   1995      1994   (Decrease)
--------------------------------------------------------------------------------
At September 30
---------------
  Access Lines in Service (In thousands)
    Residence..................................   3,571     3,491         2.3%
    Business...................................   1,798     1,695         6.1
    Public.....................................      94        95        (1.1)
                                                 ------    ------
                                                  5,463     5,281         3.4
                                                 ======    ======

For the Nine Month Period Ended September 30
--------------------------------------------
  Access Minutes of Use (In millions)
    Interstate.................................  14,071    13,184         6.7
    Intrastate.................................   3,571     2,905        22.9
                                                 ------    ------
                                                 17,642    16,089         9.7
                                                 ======    ======

  Toll Messages (In millions)
    Intrastate.................................   1,624     1,664        (2.4)
    Interstate.................................      48        55       (12.7)
                                                 ------    ------
                                                  1,672     1,719        (2.7)
                                                 ======    ======

                       Bell Atlantic - New Jersey, Inc.


LOCAL SERVICE REVENUES

  (Dollars in Millions)                      Increase
================================================================================
  Nine Months                          $ 20.0         3.2%
================================================================================

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues increased primarily due to 3.4% growth in the number of access lines in service, and increased usage and data transport by business customers.


NETWORK ACCESS REVENUES

  (Dollars in Millions)                      Increase
================================================================================
  Nine Months                          $ 50.3         7.4%
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

     Network access revenues increased principally due to higher customer demand for access services as reflected by growth in access minutes of use and in private networks, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Access minutes of use for the nine months ended September 30, 1995 were higher than the corresponding period of 1994 by 9.7%. Higher revenues recognized through an interstate revenue sharing agreement with affiliated companies also contributed to growth in access revenues. Revenues in 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

     Revenue growth from volume increases was partially offset by the effect of price reductions. Under the Federal Communications Commission's (FCC) Price Cap Plan, price reductions on interstate access services were in effect from July 1, 1994 through July 31, 1995.

     In March 1995, the FCC adopted an order approving an Interim Price Cap Plan for interstate access charges, which replaces the prior Price Cap Plan. As required by the FCC's order, Bell Atlantic filed its Transmittal of Interstate Rates, which resulted in price decreases for the Company totaling approximately $87.8 million on an annual basis, effective August 1, 1995. These price decreases include the scheduled expiration of a temporary rate increase of approximately $28.2 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $59.6 million reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. Also as part of the filing, Bell Atlantic selected a 5.3% Productivity Factor, which eliminates the requirement to share a portion of interstate earnings related to the August 1995 to June 1996 tariff period. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.


TOLL SERVICE REVENUES

  (Dollars in Millions)                      (Decrease)
================================================================================
  Nine Months                         $ (41.1)        (7.4)%
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

                       Bell Atlantic - New Jersey, Inc.


     The decrease in toll service revenues was caused by a decline in toll message volumes and price reductions on certain toll services. Toll message volumes for the nine month period ended September 30, 1995 decreased 2.7% over the comparable period last year. The decrease in toll messages was primarily due to increased competition for intraLATA toll, WATS and corridor services, including the July 1994 introduction of intraLATA toll services competition on an access code basis. The reduction in toll service revenues also reflects the impact of customers switching to lower priced optional calling plans offered by the Company. See "Competitive and Regulatory Environment - State Regulation" for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

  (Dollars in Millions)                      (Decrease)
================================================================================
  Nine Months                          $ (5.5)        (2.1)%
================================================================================

     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

     Directory publishing revenues decreased due to lower advertising volumes resulting from competition from other directory companies as well as other advertising media, and the effect of a change in billing procedures in 1994. This decrease was partially offset by increased revenues resulting from higher rates charged for advertising services.


OTHER ANCILLARY SERVICES REVENUES

  (Dollars in Millions)                      (Decrease)
================================================================================
  Nine Months                          $ (7.1)        (6.7)%
================================================================================

     Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services revenues decreased due to a reduction in billing and collection revenues as a result of revisions made in early 1995 to the terms of a contract with an IXC. The revised contract no longer includes certain billing and collection services. Also contributing to the decline in other ancillary services revenues was the elimination of intraLATA toll compensation coincident with the July 1994 commencement of intraLATA toll competition.


VALUE-ADDED SERVICES REVENUES

  (Dollars in Millions)                      Increase
================================================================================
  Nine Months                          $ 9.7          3.1%
================================================================================

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the Company increased value-added services revenues in 1995. These increases were partially offset by a reduction in contract billing for certain advanced premises services for large business customers. Such premises services, which were primarily performed by the Company until May 1994, are now being contracted with another affiliate of Bell Atlantic.

                       Bell Atlantic - New Jersey, Inc.


OPERATING EXPENSES
------------------


For the Nine Months Ended September 30                  1995             1994
--------------------------------------------------------------------------------
                                                        (Dollars in Millions)
Employee costs, including benefits and taxes...       $  583.9         $  636.5
Depreciation and amortization..................          503.0            466.4
Other operating expenses.......................          846.5            867.2
                                                      --------         --------
Total..........................................       $1,933.4         $1,970.1
                                                      ========         ========


EMPLOYEE COSTS

  (Dollars in Millions)                      (Decrease)
================================================================================
  Nine Months                          $ (52.6)       (8.3)%
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

     The decrease in employee costs was principally due to the effect of a third quarter 1994 charge of $35.4 million to recognize benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Reduced overtime pay and the effect of lower workforce levels in 1995 also contributed to the decrease in employee costs. These cost reductions were partially offset by annual salary and wage increases and the recognition of certain contract labor and separation pay costs associated with a new five-year labor contract with the International Brotherhood of Electrical Workers (IBEW).

     In June 1995, the Company ratified a contract with the IBEW, representing approximately 7,800 employees. The IBEW contract, which was effective May 21, 1995, provided for a 14.5% wage increase over the five-year contract period; a ratification bonus; improved benefits and pensions; and certain employment security provisions.

     The Company's contract with the Communications Workers of America (CWA) expired on August 5, 1995. As of November 6, 1995, the Company and the CWA have not reached a settlement on a new contract and the Company continues to make work available to employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.


DEPRECIATION AND AMORTIZATION

  (Dollars in Millions)                      Increase
================================================================================
  Nine Months                          $ 36.6         7.8%
================================================================================

     Depreciation and amortization increased due to higher depreciation rates and growth in depreciable telephone plant. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 7.9% for the first nine months of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSES

  (Dollars in Millions)                      (Decrease)
================================================================================
  Nine Months                          $ (20.7)       (2.4)%
================================================================================

     Other operating expenses consist primarily of contracted services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

                       Bell Atlantic - New Jersey, Inc.


     Other operating expenses decreased due to a reduction in the provision for uncollectible accounts receivable, principally as a result of a higher level of fraudulent calling card toll calls in 1994. Other operating expenses were further reduced by lower contracted labor and engineering costs, lower directory production costs and lower network software costs primarily due to the timing of purchases.

     These decreases were partially offset by higher centralized services costs allocated from NSI, primarily as a result of increased advertising costs, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries.


OTHER INCOME (EXPENSE), NET

  (Dollars in Millions)                      (Decrease)
================================================================================
  Nine Months                                 $ (6.5)
================================================================================

     The change in other income (expense), net, was largely attributable to the termination of income related to the allowance for funds used during construction.

     Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

  (Dollars in Millions)                      (Decrease)
================================================================================
  Nine Months                          $ (11.6)       (15.2)%
================================================================================

     Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994.


PROVISION FOR INCOME TAXES

  (Dollars in Millions)                      Increase
================================================================================
  Nine Months                          $ 36.0         22.4%
================================================================================


EFFECTIVE INCOME TAX RATES

  For the Nine Months Ended September 30
================================================================================
  1995                                   34.4%
--------------------------------------------------------------------------------
  1994                                   31.9%
================================================================================

     The Company's effective income tax rate was higher in 1995 principally due to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles in August 1994.


COMPETITIVE AND REGULATORY ENVIRONMENT
--------------------------------------

     The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are being driven by a number of factors, including the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which traditional barriers to entry are being lowered or eliminated and competition permitted or encouraged.

                       Bell Atlantic - New Jersey, Inc.


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

     The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and cost controls through efficiency and productivity initiatives.

     Federal Regulation

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide video programming, as well as to provide interLATA services and engage in manufacturing, upon meeting certain conditions. The Senate passed a similar bill in June of 1995. The Company is cautiously optimistic that a conference committee will reconcile the two bills, and Congress will pass comprehensive telecommunications legislation by the end of 1995. However, no definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof, or the impact on the business or financial condition of the Company.

     In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of Bell Atlantic's network services subsidiaries' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, Bell Atlantic filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. The FCC solicited comments on Bell Atlantic's filing, and only one party filed comments challenging Bell Atlantic's response. On September 11, 1995, Bell Atlantic filed a reply to these comments, reasserting its position that no proceedings are warranted. Resolution of this matter is expected late in 1995.

     FCC Interim Price Cap Order

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share a portion of their future interstate earnings. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Order. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period. The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $87.8 million on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $28.2 million on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $59.6 million reduction results from compliance with the

                       Bell Atlantic - New Jersey, Inc.


Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

     Bell Atlantic appealed the Interim Price Cap Plan Order to the U.S. Court of Appeals for the D.C. Circuit, and that case is currently pending.

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

     In May 1994, the BPU approved a settlement of a proceeding addressing intraLATA toll competition. The settlement permits IXCs to compete for the provision of intraLATA toll services on an access code basis (e.g., customers must dial 10XXX to use an IXC), beginning July 1, 1994, and granted the Company some flexibility in the pricing and marketing of the services it offers to enable it to compete with the IXCs. In January 1995, the BPU commenced a further proceeding to examine issues of intraLATA toll service competition including whether presubscription should be authorized, and if so, under what terms and conditions, and to address the issue of subsidies embodied in the Company's rates. Presubscription would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial the five digit access code. The Company's ability to offset such competition will depend, in part, upon the terms and conditions under which presubscription of intraLATA toll services may be authorized. Implementation of presubscription for intraLATA toll services without the ability to offer interLATA services could have a material negative impact on toll service revenues. A decision on this proceeding is expected by the end of 1995 or early 1996.

OTHER MATTERS
-------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and the shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to a Superfund site for which the Company has been joined as a third-party defendant in pending Superfund litigation. Such joinder subjects the Company to potential liability for costs relating to cleanup of the affected site. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liabilities reflect those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.

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

     As of September 30, 1995, the Company had $255.4 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission.

     The Company's debt ratio was 49.6% at September 30, 1995, compared to 48.2% at December 31, 1994.

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


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit Number

               27 Financial Data Schedule.

          (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1995.

                       Bell Atlantic - New Jersey, Inc.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      BELL ATLANTIC - NEW JERSEY, INC.


Date:  November 9, 1995               By  /s/ Joseph M. Milanowycz
                                          ----------------------------
                                              Joseph M. Milanowycz
                                              Controller and Treasurer
                                              and Chief Financial Officer



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 1995.