Form 10-Q
period 1996-06-30
BELL ATLANTIC NEW JERSEY INC
filed 1996-08-09
CIK 71428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


(Mark one)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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

                           -------------------------



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
                             (Dollars in Millions)


                                                            Three months ended     Six months ended
                                                                 June 30,              June 30,
                                                           --------------------  --------------------
                                                             1996       1995       1996       1995
                                                           ---------  ---------  ---------  ---------

OPERATING REVENUES (including $17.9, $18.1, $33.9
  and $39.2 from affiliates) .........................        $887.0     $860.1   $1,773.3   $1,707.8
                                                              ------     ------   --------   --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes........         186.5      193.9      373.4      382.5
  Depreciation and amortization.......................         163.7      167.8      322.3      333.8
  Other (including $179.5, $155.3, $347.0
       and $308.9 to affiliates)......................         307.0      282.6      605.0      541.3
                                                              ------     ------   --------   --------
                                                               657.2      644.3    1,300.7    1,257.6
                                                              ------     ------   --------   --------

OPERATING INCOME......................................         229.8      215.8      472.6      450.2

OTHER EXPENSE, NET....................................           1.1         .1        2.7        1.1

INTEREST EXPENSE (including $4.2, $3.8, $7.2
  and $6.1 to affiliate)..............................          24.5       22.6       47.3       43.3
                                                              ------     ------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES..............         204.2      193.1      422.6      405.8
PROVISION FOR INCOME TAXES............................          68.6       66.8      143.6      140.4
                                                              ------     ------   --------   --------

NET INCOME............................................        $135.6     $126.3   $  279.0   $  265.4
                                                              ======     ======   ========   ========


REINVESTED EARNINGS
  At beginning of period..............................        $172.3     $205.9   $  178.5   $  174.8
  Add:  net income....................................         135.6      126.3      279.0      265.4
                                                              ------     ------   --------   --------
                                                               307.9      332.2      457.5      440.2
  Deduct:  dividends..................................         131.2      128.0      280.2      236.0
           other changes..............................            .2        ---         .8        ---
                                                              ------     ------   --------   --------
  At end of period....................................        $176.5     $204.2   $  176.5   $  204.2
                                                              ======     ======   ========   ========

                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------

                                                          June 30,  December 31,
                                                            1996        1995
                                                          --------  ------------

CURRENT ASSETS
Short-term investments...........................         $   21.1      $    ---
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $64.4 and $58.1......            622.4         638.8
     Affiliates..................................             13.1          18.1
Material and supplies............................             24.4          16.4
Prepaid expenses.................................            250.1         211.8
Deferred income taxes............................             12.9          18.7
Other............................................              8.5           4.8
                                                          --------      --------
                                                             952.5         908.6
                                                          --------      --------

PLANT, PROPERTY AND EQUIPMENT....................          9,104.2       8,977.2
Less accumulated depreciation....................          5,052.8       4,923.3
                                                          --------      --------
                                                           4,051.4       4,053.9
                                                          --------      --------

OTHER ASSETS.....................................             48.4          57.3
                                                          --------      --------

TOTAL ASSETS.....................................         $5,052.3      $5,019.8
                                                          ========      ========

                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                                          June 30,   December 31,
                                                                            1996         1995
                                                                         ---------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate..................................          $  318.7      $  227.2
     Other......................................................               4.7           4.6
Accounts payable and accrued liabilities:
     Affiliates.................................................             280.9         268.1
     Other......................................................             440.5         497.0
Advance billings and customer deposits..........................             132.1         133.5
                                                                          --------      --------
                                                                           1,176.9       1,130.4
                                                                          --------      --------

LONG-TERM DEBT..................................................           1,293.9       1,296.3
                                                                          --------      --------

EMPLOYEE BENEFIT OBLIGATIONS....................................             821.5         816.0
                                                                          --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Unamortized investment tax credits..............................              36.4          39.6
Other ..........................................................             165.9         177.8
                                                                          --------      --------
                                                                             202.3         217.4
                                                                          --------      --------
SHAREOWNER'S INVESTMENT
Common stock-one share, without par value, owned by parent......           1,381.2       1,381.2
Reinvested earnings.............................................             176.5         178.5
                                                                          --------      --------
                                                                           1,557.7       1,559.7
                                                                          --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT...................          $5,052.3      $5,019.8
                                                                          ========      ========

                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                            Six months ended
                                                                June 30,
                                                        ------------------------
                                                            1996        1995
                                                        -----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES............       $ 537.8     $ 459.5
                                                            -------     -------



CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.................         (21.1)      (25.3)
Additions to plant, property and equipment...........        (332.4)     (309.4)
Other, net...........................................          12.3         7.6
                                                            -------     -------
Net cash used in investing activities................        (341.2)     (327.1)
                                                            -------     -------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations....          (2.2)       (2.1)
Net change in note payable to affiliate..............          91.5       141.2
Dividends paid.......................................        (280.2)     (236.0)
Net change in outstanding checks drawn
     on controlled disbursement accounts.............          (5.7)      (35.5)
                                                            -------     -------
Net cash used in financing activities................        (196.6)     (132.4)
                                                            -------     -------

NET CHANGE IN CASH...................................           ---         ---


CASH, BEGINNING OF PERIOD............................           ---         ---
                                                            -------     -------


CASH, END OF PERIOD..................................       $   ---     $   ---
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

2.   Dividend

     On August 1, 1996, the Company declared and paid a dividend in the amount of $114.4 million to Bell Atlantic Corporation (Bell Atlantic).

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.   Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.

                       Bell Atlantic - New Jersey, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1996 of $279.0 million, compared to net income of $265.4 million for the same period in 1995.

     Items affecting the comparison of operating results between the six month periods ended June 30, 1996 and 1995 are discussed in the following sections.



OPERATING REVENUES
- ------------------
(Dollars in Millions)

For the Six Month Period Ended June 30                    1996           1995
- --------------------------------------------------------------------------------
Transport Services
    Local service.........................             $  450.6         $  427.3
    Network access........................                507.4            481.2
    Toll service..........................                357.6            346.5
Ancillary Services
    Directory publishing..................                170.5            171.6
    Other.................................                 51.0             68.1
Value-added Services......................                236.2            213.1
                                                       --------         --------
Total.....................................             $1,773.3         $1,707.8
                                                       ========         ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                      Percentage
                                                                       Increase
                                              1996        1995        (Decrease)
- --------------------------------------------------------------------------------
At June 30
- ----------
  Access Lines in Service (In thousands)
     Residence............................   3,654       3,551           2.9%
     Business.............................   1,880       1,767           6.4
     Public...............................      93          95          (2.1)
                                            ------    --------
                                             5,627       5,413           4.0
                                            ======    ========

For the Six Month Period Ended June 30
- --------------------------------------
  Access Minutes of Use (In millions)
     Interstate...........................   9,965       9,266           7.5
     Intrastate...........................   2,703       2,287          18.2
                                            ------    --------
                                            12,668      11,553           9.7
                                            ======    ========

  Toll Messages (In millions)
     Intrastate...........................   1,108       1,083           2.3
     Interstate...........................      30          33          (9.1)
                                            ------    --------
                                             1,138       1,116           2.0
                                            ======    ========

                       Bell Atlantic - New Jersey, Inc.

LOCAL SERVICE REVENUES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $23.3             5.5%
- --------------------------------------------------------------------------------


     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Higher network usage increased local service revenues during the first six months of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased 4.0% from June 30, 1995, primarily reflecting higher demand in the business market.

     As a result of a revenue neutral rate change filing, the Company increased local service revenues by approximately $18 million annually, effective July 1, 1996, through higher rates and reduced allowances for certain directory assistance services. The impact on local service revenues resulting from this revenue neutral rate change filing is expected to be entirely offset by decreases in toll service revenues.


NETWORK ACCESS REVENUES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $26.2             5.4%
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

     Network access revenues increased due to higher customer demand for access services, as reflected by growth in access minutes of use of 9.7% over the same period in 1995. Revenues were further increased by higher revenues from affiliated companies pursuant to an interstate revenue sharing agreement. Revenue growth was partially offset by the net effect of price reductions under the Federal Communications Commission's (FCC) Price Cap Plans, which became effective during 1995.

     It is expected that network access revenue growth in the second half of 1996 relative to the same period last year should be positively impacted by continued strong volume growth and the net rate increases effective on July 20, 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of Bell Atlantic's FCC price cap filing, which became effective on July 20, 1996.


TOLL SERVICE REVENUES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $11.1             3.2%
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

     The increase in toll service revenues was caused by increased network usage, partially attributable to severe winter storms in early 1996. Toll message volumes increased by 2.0% over the first six months of 1995. Revenue growth from volume increases was partially offset by company-initiated price reductions on certain toll services and increased competition for WATS and private line services.

                       Bell Atlantic - New Jersey, Inc.

     In response to increased competition, the Company's revenue neutral rate change filing reduced residential and business toll revenues by approximately $26 million annually, effective July 1, 1996, primarily through a discount plan offering and rate reductions on certain toll services. The impact on toll service revenues resulting from this revenue neutral rate change filing is expected to be entirely offset by increases in local service revenues and other ancillary services revenues.

     The Company expects competition for toll services to continue. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

     1996-1995                         (Decrease)
- --------------------------------------------------------------------------------
     Six Months                $(1.1)            (.6)%
- --------------------------------------------------------------------------------


     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

     Directory publishing revenues declined slightly primarily due to a decrease in advertising volumes resulting from competition from other directory companies as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     1996-1995                         (Decrease)
- --------------------------------------------------------------------------------
     Six Months                $(17.1)           (25.1)%
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

     As a result of a revenue neutral rate change filing, the Company expects to increase other ancillary services revenues by approximately $8 million annually through the introduction of customer late payment charges beginning in the third quarter of 1996. The impact on other ancillary services revenues resulting from this revenue neutral rate change filing is expected to be entirely offset by decreases in toll service revenues.


VALUE-ADDED SERVICES REVENUES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $23.1             10.8%
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

     The increase in value-added services revenues during the first six months of 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services. Increased demand for certain customer premises installation services also contributed to revenue growth in the first six months of 1996.

                       Bell Atlantic - New Jersey, Inc.


OPERATING EXPENSES
- ------------------
(Dollars in Millions)

For the Six Month Period Ended June 30                           1996      1995
- --------------------------------------------------------------------------------
Employee costs, including benefits and taxes............      $  373.4  $  382.5
Depreciation and amortization...........................         322.3     333.8
Other operating expenses................................         605.0     541.3
                                                              --------  --------
Total...................................................      $1,300.7  $1,257.6
                                                              ========  ========

EMPLOYEE COSTS

     1996-1995                         (Decrease)
- --------------------------------------------------------------------------------
     Six Months                $(9.1)            (2.4)%
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

     The decrease in employee costs was primarily due to savings associated with lower work force levels in 1996. This reduction was partially offset by annual salary and wage increases, as well as increased overtime pay and repair and maintenance activity principally due to higher business volumes and severe weather conditions in the first quarter of 1996.


DEPRECIATION AND AMORTIZATION

     1996-1995                         (Decrease)
- --------------------------------------------------------------------------------
     Six Months                $(11.5)           (3.4)%
- --------------------------------------------------------------------------------


     Depreciation and amortization decreased due to lower depreciation rates. This decrease was partially offset by growth in depreciable telephone plant. The composite depreciation rate was 7.3% for the first six months of 1996, compared to 7.9% for the six month period ended June 30, 1995.


OTHER OPERATING EXPENSES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $63.7             11.8%
- --------------------------------------------------------------------------------


     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of the transfer of employees from the network operations subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems, consolidate work activities and market value-added services also contributed to the increase in centralized services expenses during the first six months of 1996. Other operating expenses were further increased by higher costs for contract labor and engineering, as well as additional costs to upgrade network software and comply with the Telecommunications Act of 1996.

                       Bell Atlantic - New Jersey, Inc.

OTHER EXPENSE, NET

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                        $1.6
- --------------------------------------------------------------------------------


     The change in other expense, net was attributable to higher nonoperating costs incurred in the first six months of 1996 and lower interest income related to short-term investments.


INTEREST EXPENSE

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $4.0              9.2%
- --------------------------------------------------------------------------------


     Interest expense increased principally due to a reduction in capitalized interest costs and additional interest expense resulting from higher levels of average short-term debt in the first six months of 1996.


PROVISION FOR INCOME TAXES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $3.2              2.3%
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

     For the Six Months Ended June 30
- --------------------------------------------------------------------------------
     1996                      34.0%
- --------------------------------------------------------------------------------
     1995                      34.6%
- --------------------------------------------------------------------------------


     The Company's effective income tax rate was lower as a result of adjustments to tax liabilities recorded in the first six months of 1996.


FACTORS THAT MAY IMPACT FUTURE RESULTS
- --------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the Act) became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

     With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic's operating telephone subsidiaries and affiliates are permitted to apply for approval to offer interLATA services outside of the geographic region in which they currently operate as a local exchange carrier. As of July 31, 1996, a subsidiary of Bell Atlantic has been marketing such services in three states outside its region and plans to offer such services in several other states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

     Secondly, within Bell Atlantic's geographic region, each of the operating telephone subsidiaries, including the Company, must demonstrate to the FCC that they have satisfied certain requirements in order to be permitted to offer interLATA services within its jurisdiction. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which is aimed

                       Bell Atlantic - New Jersey, Inc.

at ensuring that competitors have the ability to offer competitive local service, either through resale, the purchase of unbundled network elements, or through their own networks. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

     The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated between those carriers.

     On August 1, 1996, the FCC adopted an order establishing guidelines for implementation of the interconnection requirements set forth in the Act. The FCC's guidelines set the parameters for rules and regulations that state commissions have established, or will establish, to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in a subsequent order.

     No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets, the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act and the provisions of the regulations to be issued by the FCC.

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

     During 1995, the Board of Public Utilities (BPU) conducted proceedings to determine whether, and under what conditions, to authorize presubscription. On December 14, 1995, the BPU issued an order finding that implementation of presubscription for intraLATA toll services in New Jersey would be in the public interest and proposed rules for implementation. On June 19, 1996, the BPU concluded that it would require presubscription nine months after the date that it publishes its final rules. Implementation of presubscription for intraLATA toll services in this time-frame could have a material negative impact on toll service revenues, especially if the Company is not permitted contemporaneously to offer interLATA services. The ability to offset the impact of presubscription will depend, in part, upon how quickly the Company meets the requirements of the "competitive checklist."

     Local Exchange Services

     The ability to offer local exchange services has historically been subject to regulation by the BPU. Applications from competitors to provide local exchange services were approved by the BPU in June 1996. The Act is expected to significantly increase the level of competition in the Company's local exchange market. However, increased competition in the local exchange market will facilitate FCC approval of the Company's entry into the interLATA markets.

FCC Interim Price Cap Plan

     As required by the FCC's Interim Price Cap Plan, Bell Atlantic filed its Annual Access Tariff Filing of Interstate Rates on April 2, 1996 and amended the filing on June 27, 1996. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year

                       Bell Atlantic - New Jersey, Inc.

exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the June 27, 1996 filing resulted in actual price increases for the Company totaling approximately $6 million on an annual basis, which became effective on July 20, 1996.

     In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied Bell Atlantic's petition.

     Before the 1997 Annual Access Tariff Filing, Bell Atlantic expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.


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

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.


FINANCIAL CONDITION
- -------------------

     Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization and the payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

     As of June 30, 1996, the Company had $153.4 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 50.9% at June 30, 1996, compared to 49.5% at December 31, 1995.

     On August 1, 1996, the Company declared and paid a dividend in the amount of $114.4 million to Bell Atlantic Corporation.

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


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b)  Report on Form 8-K filed during the quarter ended June 30, 1996:

                A Current Report on Form 8-K, dated April 21, 1996, was filed regarding (i) the Agreement and Plan of Merger, dated as of April 21, 1996, by and among Bell Atlantic Corporation, NYNEX Corporation and Seaboard Merger Company, and (ii) the Joint Press Release, dated April 22, 1996, issued by Bell Atlantic Corporation and NYNEX Corporation.

                       Bell Atlantic - New Jersey, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      BELL ATLANTIC - NEW JERSEY, INC.



Date:  August 8, 1996                 By  /s/ Joseph M. Milanowycz
                                        --------------------------------
                                              Joseph M. Milanowycz
                                              Controller and Treasurer
                                              and Chief Financial Officer



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1996.