Form 10-Q
period 1996-09-30
BELL ATLANTIC NEW JERSEY INC
filed 1996-11-08
CIK 71428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------
                                   FORM 10-Q
                             ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      ----

                       Bell Atlantic - New Jersey, Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                                  (Unaudited)
                             (Dollars in Millions)


                                                               Three months ended    Nine months ended
                                                                 September 30,         September 30,
                                                              --------------------  --------------------
                                                                1996       1995       1996       1995
                                                              ---------  ---------  ---------  ---------
OPERATING REVENUES (including $24.6, $14.7, $58.5
  and $53.9 from affiliates)...........................          $902.7     $864.1  $ 2,676.0  $ 2,571.9
                                                                 ------     ------  ---------  ---------

OPERATING EXPENSES
  Employee costs, including benefits and taxes.........           197.7      201.4      571.1      583.9
  Depreciation and amortization........................           168.7      169.2      491.0      503.0
  Other (including $181.3, $167.5, $528.3
   and $476.4 to affiliates)...........................           310.6      305.2      915.6      846.5
                                                                 ------     ------  ---------  ---------
                                                                  677.0      675.8    1,977.7    1,933.4
                                                                 ------     ------  ---------  ---------

OPERATING INCOME.......................................           225.7      188.3      698.3      638.5

OTHER EXPENSE, NET.....................................              .6        1.2        3.3        2.3

INTEREST EXPENSE (including $3.7, $3.5, $10.9
  and $9.6 to affiliate)...............................            25.2       21.6       72.5       64.9
                                                                 ------     ------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES...............           199.9      165.5      622.5      571.3
PROVISION FOR INCOME TAXES.............................            68.6       56.3      212.2      196.7
                                                                 ------     ------   --------   --------

NET INCOME.............................................          $131.3     $109.2   $  410.3   $  374.6
                                                                 ======     ======   ========   ========


REINVESTED EARNINGS
  At beginning of period...............................          $176.5     $204.2   $  178.5   $  174.8
  Add:  net income.....................................           131.3      109.2      410.3      374.6
                                                                 ------     ------   --------   --------
                                                                  307.8      313.4      588.8      549.4
  Deduct:  dividends...................................           114.4      128.0      394.6      364.0
           other changes...............................             ---         .1         .8         .1
                                                                 ------     ------   --------   --------
  At end of period.....................................          $193.4     $185.3   $  193.4   $  185.3
                                                                 ======     ======   ========   ========




                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                               September 30,  December 31,
                                                   1996           1995
                                               -------------  ------------

CURRENT ASSETS
Short-term investments.......................       $    7.9      $    ---
Accounts receivable:
  Trade and other, net of allowances for
    uncollectibles of $60.0 and $58.1........          630.5         638.8
  Affiliates.................................           14.5          18.1
Material and supplies........................           22.0          16.4
Prepaid expenses.............................          233.6         211.8
Deferred income taxes........................           12.4          18.7
Other........................................           10.3           4.8
                                                    --------      --------
                                                       931.2         908.6
                                                    --------      --------

PLANT, PROPERTY AND EQUIPMENT................        9,224.8       8,977.2
Less accumulated depreciation................        5,158.1       4,923.3
                                                    --------      --------
                                                     4,066.7       4,053.9
                                                    --------      --------

OTHER ASSETS.................................           59.9          57.3
                                                    --------      --------

TOTAL ASSETS.................................       $5,057.8      $5,019.8
                                                    ========      ========




                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------
CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate........................       $  246.7      $  227.2
  Other............................................            4.8           4.6
Accounts payable and accrued liabilities:
  Affiliates.......................................          293.0         268.1
  Other............................................          477.9         497.0
Advance billings and customer deposits.............          130.8         133.5
                                                          --------      --------
                                                           1,153.2       1,130.4
                                                          --------      --------

LONG-TERM DEBT.....................................        1,292.7       1,296.3
                                                          --------      --------

EMPLOYEE BENEFIT OBLIGATIONS.......................          838.6         816.0
                                                          --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Unamortized investment tax credits.................           34.7          39.6
Other .............................................          164.0         177.8
                                                          --------      --------
                                                             198.7         217.4
                                                          --------      --------
SHAREOWNER'S INVESTMENT
Common stock-one share, without par value, owned
 by parent.........................................        1,381.2       1,381.2
Reinvested earnings................................          193.4         178.5
                                                          --------      --------
                                                           1,574.6       1,559.7
                                                          --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT......       $5,057.8      $5,019.8
                                                          ========      ========




                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)



                                                        Nine months ended
                                                           September 30,
                                                      ---------------------
                                                        1996         1995
                                                      --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........    $ 895.8      $ 750.7
                                                       -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............       (7.9)       (10.7)
Additions to plant, property and equipment.........     (514.9)      (476.0)
Other, net.........................................       10.7         20.7
                                                       -------      -------
Net cash used in investing activities..............     (512.1)      (466.0)
                                                       -------      -------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..       (3.3)        (3.2)
Net change in note payable to affiliate............       19.5         99.3
Dividends paid.....................................     (394.6)      (364.0)
Net change in outstanding checks drawn
  on controlled disbursement accounts..............       (5.3)       (16.8)
                                                       -------      -------
Net cash used in financing activities..............     (383.7)      (284.7)
                                                       -------      -------

NET CHANGE IN CASH.................................        ---          ---


CASH, BEGINNING OF PERIOD..........................        ---          ---
                                                       -------      -------


CASH, END OF PERIOD................................    $   ---      $   ---
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

2.   Dividend

     On November 1, 1996, the Company declared and paid a dividend in the amount of $93.0 million to Bell Atlantic Corporation (Bell Atlantic).

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.   Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic. As a result of the merger, NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

     The merger is expected to qualify as a "pooling of interests," which means for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The companies expect to close the merger in the first quarter of 1997.

                       Bell Atlantic - New Jersey, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the first nine months of 1996 of $410.3 million, compared to net income of $374.6 million for the same period in 1995.

     Items affecting the comparison of operating results between the nine month periods ended September 30, 1996 and 1995 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Millions)

For the Nine Month Period Ended September 30                1996        1995
-----------------------------------------------------------------------------
Transport Services
    Local service.............................          $  683.1    $  646.1
    Network access............................             765.8       726.8
    Toll service..............................             523.7       517.8
Ancillary Services
    Directory publishing......................             255.5       256.9
    Other.....................................              83.6        99.2
Value-added Services..........................             364.3       325.1
                                                        --------  ----------
Total.........................................          $2,676.0    $2,571.9
                                                        ========  ==========

TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                   Percentage
                                                                    Increase
                                                  1996      1995   (Decrease)
-----------------------------------------------------------------------------
At September 30
---------------
  Access Lines in Service (In thousands)
     Residence................................   3,683     3,571         3.1%
     Business.................................   1,914     1,798         6.5
     Public...................................      93        94        (1.1)
                                                ------  --------
                                                 5,690     5,463         4.2
                                                ======  ========

For the Nine month Period Ended September 30
--------------------------------------------
  Access Minutes of Use (In millions)
     Interstate...............................  15,213    14,071         8.1
     Intrastate...............................   4,111     3,571        15.1
                                                ------  --------
                                                19,324    17,642         9.5
                                                ======  ========

  Toll Messages (In millions)
     Intrastate...............................   1,658     1,624         2.1
     Interstate...............................      44        48        (8.3)
                                                ------  --------
                                                 1,702     1,672         1.8
                                                ======  ========

                       Bell Atlantic - New Jersey, Inc.

LOCAL SERVICE REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months                $37.0         5.7%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Higher network usage by both business and residential customers increased local service revenues during 1996. Access lines in service grew by 4.2% from September 30, 1995. Revenues in 1996 were also higher as a result of price increases and reduced allowances for certain directory assistance services associated with the Company's revenue neutral rate change filing, which became effective on July 1, 1996. The filing provided for increases in local service and other ancillary services revenues of approximately $18 million and $8 million, respectively, with a corresponding decrease in toll service revenues of approximately $26 million, on an annual basis.

     For a discussion of the Telecommunications Act of 1996, which opens the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 10.


NETWORK ACCESS REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months                $39.0        5.4%
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

     Network access revenues increased principally due to higher customer demand for access services, as reflected by growth in access minutes of use of 9.5% over the same period in 1995. Revenues were further increased by higher revenues from affiliated companies pursuant to an interstate revenue sharing agreement. Revenue growth was partially offset by the effect of price reductions under the Federal Communications Commission's (FCC) Interim Price Cap Plan implemented in 1995. On July 20, 1996, the Company implemented price increases as part of Bell Atlantic's annual price cap filing with the FCC.
These price increases did not have a significant impact on network access revenues in the third quarter of 1996.

     Continued strong growth in network usage and the FCC rate increases effective on July 20, 1996 are expected to positively impact network access revenues for the remainder of 1996, relative to the same period last year. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" on page 12 for a discussion of Bell Atlantic's FCC price cap filing.


TOLL SERVICE REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months                 $5.9        1.1%
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

     Toll service revenues increased in 1996 due to higher network usage, as reflected by a 1.8% increase in toll message volumes. This revenue growth was substantially offset by company-initiated price reductions and a discount offering on certain toll services in response to competition. The price reductions and the discount offering, which are expected to reduce toll service

                       Bell Atlantic - New Jersey, Inc.

revenues by approximately $26 million annually, were implemented as a result of the Company's aforementioned revenue neutral rate change filing. Increased competition for WATS services also reduced toll service revenues in 1996.

     The Company expects that toll service revenues will be negatively impacted for the remainder of 1996 by the effect of its revenue neutral rate change filing. See "Factors That May Impact Future Results" beginning on page 10 for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

     1996-1995                      (Decrease)
--------------------------------------------------------------------------------
     Nine Months               $(1.4)        (.5)%
--------------------------------------------------------------------------------

     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

     The decline in directory publishing revenues was primarily due to lower advertising volumes resulting from competition from other directory companies as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     1996-1995                      (Decrease)
--------------------------------------------------------------------------------
     Nine Months              $(15.6)        (15.7)%
--------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     Other ancillary services revenues decreased primarily due to the elimination in the fourth quarter of 1995 of an intraLATA toll surcharge earned from IXCs. This decrease was partially offset by the introduction of customer late payment charges pursuant to the Company's aforementioned revenue neutral rate change filing. The customer late payment charges are expected to increase other ancillary services revenues by approximately $8 million annually.


VALUE-ADDED SERVICES REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months                $39.2        12.1%
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

     The increase in value-added services revenues during 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services. Increased demand for certain customer premises wiring services, primarily from residential customers, also contributed to revenue growth in 1996.

                       Bell Atlantic - New Jersey, Inc.




OPERATING EXPENSES
------------------
(Dollars in Millions)

For the Nine Month Period Ended September 30           1996                1995
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes..      $  571.1            $  583.9
Depreciation and amortization.................         491.0               503.0
Other operating expenses......................         915.6               846.5
                                                    --------            --------
Total.........................................      $1,977.7            $1,933.4
                                                    ========            ========

EMPLOYEE COSTS

     1996-1995                      (Decrease)
--------------------------------------------------------------------------------
     Nine Months              $(12.8)        (2.2)%
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

     The decrease in employee costs was due to savings associated with lower work force levels in 1996 and the effect of certain contract labor and separation pay costs recognized in 1995 associated with a five-year contract with the International Brotherhood of Electrical Workers. These cost reductions were substantially offset by annual salary and wage increases, as well as increased overtime pay for repair and maintenance activity, principally as a result of higher business volumes.


DEPRECIATION AND AMORTIZATION

     1996-1995                      (Decrease)
--------------------------------------------------------------------------------
     Nine Months              $(12.0)        (2.4)%
--------------------------------------------------------------------------------

     Depreciation and amortization decreased due to lower rates of depreciation and amortization. This decrease was substantially offset by growth in depreciable telephone plant. The composite depreciation rate was 7.4% for the nine month period ended September 30, 1996, compared to 7.9% for the same period in 1995.


OTHER OPERATING EXPENSES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months                $ 69.1       8.2%
--------------------------------------------------------------------------------

     Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of annual salary and wage increases. Additional operating costs incurred to enhance billing and operating systems and market value-added services also contributed to the increase in centralized services expenses in 1996. Other operating expenses were further increased by higher costs for contract labor and engineering, as well as additional costs to upgrade network software and comply with the Telecommunications Act of 1996.

                       Bell Atlantic - New Jersey, Inc.

OTHER EXPENSE, NET

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months                     $  1.0
--------------------------------------------------------------------------------

     The increase in other expense, net was attributable to higher nonoperating costs incurred in 1996 and lower interest income related to short-term investments.


INTEREST EXPENSE

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months                $  7.6       11.7%
--------------------------------------------------------------------------------

     Interest expense increased principally due to a reduction in capitalized interest costs and additional interest expense resulting from higher levels of average short-term debt in 1996.


PROVISION FOR INCOME TAXES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months                $ 15.5       7.9%
--------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

     For the Nine Months Ended September 30
--------------------------------------------------------------------------------
     1996                       34.1%
--------------------------------------------------------------------------------
     1995                       34.4%
--------------------------------------------------------------------------------

     The Company's effective income tax rate was lower as a result of adjustments to tax liabilities recorded in 1996.


FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the Act) became law on February 8, 1996 and takes the place of the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open the local exchange market to competition and permit Bell Atlantic to provide interLATA services (long distance) and to engage in manufacturing. However, the ability of Bell Atlantic to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act. The following is a brief discussion regarding certain provisions of the Act.

     With regard to the rules governing competition in the long distance market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic's operating telephone subsidiaries, such as the Company, and affiliates were permitted to offer long distance services outside of the geographic region in which they currently operate as a local exchange carrier. On July 31, 1996, a subsidiary of Bell Atlantic began marketing such services in three states outside its region and plans to offer such services in several other states. In addition, Bell Atlantic's wireless businesses are now permitted to offer long distance services without having to comply with the conditions imposed in waivers granted under the MFJ.

     Within Bell Atlantic's geographic region, each of the operating telephone subsidiaries, including the Company, must demonstrate to the FCC that it has satisfied certain requirements in order for Bell Atlantic to offer new long distance services. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which will enable competitors to offer competitive local service, either through resale, through the purchase of unbundled network elements, or

                       Bell Atlantic - New Jersey, Inc.

through their own networks. The Company must also demonstrate to the FCC that its entry into the long distance market would be in the public interest.

     The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated with those carriers, or determined through state arbitrations when negotiations fail.

     On August 1, 1996, the FCC adopted an order establishing rules for implementation of the interconnection requirements set forth in the Act. The FCC's order establishes rules to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in subsequent orders.

     Bell Atlantic and others appealed the interconnection order to the U.S. Court of Appeals. That case is currently pending. On October 14, 1996, the Court issued a partial stay of the FCC's interconnection order. The Court's order stays the effectiveness of the uniform national pricing rules adopted by the FCC. The order also stays the FCC rule that permitted competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. Private negotiations and state arbitrations will continue while the stay is in effect, pending the Court's final determinations of the issues raised by the pending petitions for review.

     No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will depend on several factors, including the timing, extent and success of competition in the Company's markets, as well as the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act, the provisions of the FCC's regulations that survive judicial review, and the outcome of state interconnection proceedings.

Competition

     IntraLATA Toll Services

     IntraLATA toll services are calls that both originate and terminate within the same LATA (Local Access and Transport Area), but cover a greater distance than a local call. These revenues are generally regulated by the Board of Public Utilities (BPU) rather than federal authorities. Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction.

     Currently, intraLATA toll calls are completed by the Company unless the customer dials an access code. This dialing method would be changed by "presubscription". Presubscription would enable customers to make intraLATA toll calls using another carrier without having to dial the access code.

     The recent telecommunications legislation addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as an operating telephone company in the state is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring presubscription that was issued on or prior to December 19, 1995.

     During 1995, the BPU conducted proceedings to determine whether, and under what conditions, to authorize presubscription. On December 14, 1995, the BPU issued an order finding that implementation of presubscription for intraLATA toll services in New Jersey would be in the public interest and proposed rules for implementation. In August of 1996, the BPU proposed to adopt a rule by the end of the year that would require implementation of presubscription on May 5, 1997. Implementation of presubscription for intraLATA toll services in this time-frame could have a material negative effect on toll service revenues, especially if the Company is not permitted contemporaneously to offer interLATA services. The ability to offset the impact of presubscription will depend, in part, upon how quickly the Company meets the requirements of the "competitive checklist."

                       Bell Atlantic - New Jersey, Inc.

     Local Exchange Services

     Local exchange services have historically been subject to regulation by the BPU. Applications from competitors to provide local exchange services were approved by the BPU in June 1996.

     The Act is expected to significantly increase the level of competition in the Company's local exchange market.

FCC Interim Price Cap Plan

     The FCC regulates the rates that the Company can charge IXCs and end-user subscribers for interstate access services. Each year, new access rates are required to be filed with the FCC under the rules of their Interim Price Cap Plan. In June of 1996, Bell Atlantic filed its Annual Access Tariff plan with the FCC, which contained new access services rates for the period from July 1996 through June 1997. The rates included in the filing resulted in price increases for the Company totaling approximately $6 million on an annual basis. The new rates became effective on July 20, 1996.

     The FCC is expected to adopt a revised price cap plan effective with the 1997 Annual Access Tariff Filing.


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

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic. As a result of the merger, NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

     The merger is expected to qualify as a "pooling of interests," which means for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The companies expect to close the merger in the first quarter of 1997.

     As a result of the merger, Bell Atlantic expects to record a one-time charge for employee severance costs in the quarter in which the merger is completed. Such pretax charge is currently estimated to be in the range of $200 million to $300 million. The amount of the charge will vary depending on a number of factors including: (i) the number of employees that will be terminated under severance arrangements, (ii) the timing of employee terminations, and
(iii) changes, if any, to severance plan provisions. The Company expects to incur a portion of the charge for these costs.

     During the remainder of 1997, 1998 and 1999, Bell Atlantic expects to incur an additional $300 million to $400 million of merger-related transition costs, a portion of which may be borne by the Company.

                       Bell Atlantic - New Jersey, Inc.

FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both September 30, 1996 and December 31, 1995, the Company's sources of funds, primarily from operations and to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

     As of September 30, 1996, the Company had $225.4 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 49.5% at September 30, 1996 and at December 31, 1995.

     On November 1, 1996, the Company declared and paid a dividend in the amount of $93.0 million to Bell Atlantic Corporation.

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


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27 Financial Data Schedule.


         (b) Report on Form 8-K filed during the quarter ended September 30, 1996:

              A Current Report on Form 8-K, dated July 2, 1996, was filed regarding the Amended and Restated Agreement and Plan of Merger, dated as of April 21, 1996, as amended and restated on July 2, 1996, by and between Bell Atlantic Corporation and NYNEX Corporation.

                       Bell Atlantic - New Jersey, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BELL ATLANTIC - NEW JERSEY, INC.



Date:  November 7, 1996                 By  /s/ Joseph M. Milanowycz
                                           --------------------------------
                                                Joseph M. Milanowycz
                                                Controller and Treasurer
                                                and Chief Financial Officer



    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 4, 1996.