Form 10-Q
period 1997-03-31
BELL ATLANTIC NEW JERSEY INC
filed 1997-05-12
CIK 71428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


    (Mark one)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

                             ---------------------


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

                                                            Three months ended
                                                                March 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------

OPERATING REVENUES (including $29.8
     and $15.9 from affiliates) ..........................    $924.0    $880.3
                                                              ------    ------
OPERATING EXPENSES
     Employee costs, including benefits and taxes.........     172.7     186.9
     Depreciation and amortization........................     175.4     158.6
     Other (including $180.4 and $170.0 to affiliates)....     313.6     304.3
                                                              ------    ------
                                                               661.7     649.8
                                                              ------    ------

OPERATING INCOME..........................................     262.3     230.5

OTHER EXPENSE, NET........................................       2.0       1.6

INTEREST EXPENSE (including $3.1
     and $3.0 to affiliate)...............................      24.4      22.8
                                                              ------    ------

Income Before Provision For Income Taxes and
     Cumulative Effect of Change in Accounting Principle..     235.9     206.1

PROVISION FOR INCOME TAXES................................      82.3      70.7
                                                              ------    ------

Income Before Cumulative Effect of Change
     in Accounting Principle..............................     153.6     135.4

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax.....................       ---      45.1
                                                              ------    ------

NET INCOME................................................    $153.6    $180.5
                                                              ======    ======


REINVESTED EARNINGS
     At beginning of period...............................    $226.4    $178.5
     Add:  net income.....................................     153.6     180.5
                                                              ------    ------
                                                               380.0     359.0
     Deduct:  dividends...................................      86.5     149.0
              other changes...............................        .2        .6
                                                              ------    ------
     At end of period.....................................    $293.3    $209.4
                                                              ======    ======



                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                                      March 31,  December 31,
                                                         1997        1996
                                                      ---------  ------------

CURRENT ASSETS
Short-term investments..............................   $   79.6      $   76.8
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $85.7 and $79.6.........      729.6         739.2
     Affiliates.....................................       26.5          18.8
Material and supplies...............................       18.2          18.0
Prepaid expenses....................................      116.4         162.2
Other...............................................        9.1           5.4
                                                       --------      --------
                                                          979.4       1,020.4
                                                       --------      --------

PLANT, PROPERTY AND EQUIPMENT.......................    9,389.5       9,356.7
Less accumulated depreciation.......................    5,278.4       5,216.6
                                                       --------      --------
                                                        4,111.1       4,140.1
                                                       --------      --------

OTHER ASSETS........................................       35.5          66.0
                                                       --------      --------

TOTAL ASSETS........................................   $5,126.0      $5,226.5
                                                       ========      ========



                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                         March 31,  December 31,
                                                            1997        1996
                                                         ---------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate......................      $  146.4      $  261.7
     Other..........................................           4.9           4.7
Accounts payable and accrued liabilities:
     Affiliates.....................................         318.0         344.9
     Other..........................................         526.4         545.4
Other liabilities...................................         144.3         140.3
                                                          --------      --------
                                                           1,140.0       1,297.0
                                                          --------      --------

LONG-TERM DEBT......................................       1,290.0       1,291.3
                                                          --------      --------

EMPLOYEE BENEFIT OBLIGATIONS........................         815.1         823.9
                                                          --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...............................           9.6           1.8
Unamortized investment tax credits..................          31.9          33.2
Other ..............................................         164.9         171.7
                                                          --------      --------
                                                             206.4         206.7
                                                          --------      --------
SHAREOWNER'S INVESTMENT
Common stock-one share, without par value,
     owned by parent................................       1,381.2       1,381.2
Reinvested earnings.................................         293.3         226.4
                                                          --------      --------
                                                           1,674.5       1,607.6
                                                          --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT.......      $5,126.0      $5,226.5
                                                          ========      ========



                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                       Three months ended
                                                            March 31,
                                                    ------------------------
                                                       1997          1996
                                                    ----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........   $  362.5      $  369.6
                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............       (2.8)        (28.0)
Additions to plant, property and equipment.........     (156.2)       (157.7)
Other, net.........................................        9.8           7.0
                                                      --------      --------
Net cash used in investing activities..............     (149.2)       (178.7)
                                                      --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..       (1.1)         (1.1)
Net change in note payable to affiliate............     (115.3)        (35.7)
Dividends paid.....................................      (86.5)       (149.0)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........      (10.4)         (5.1)
                                                      --------      --------
Net cash used in financing activities..............     (213.3)       (190.9)
                                                      --------      --------

NET CHANGE IN CASH.................................        ---           ---


CASH, BEGINNING OF PERIOD..........................        ---           ---
                                                      --------      --------


CASH, END OF PERIOD................................   $    ---      $    ---
                                                      ========      ========



                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The Company has prepared the accompanying unaudited financial statements based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Management believes that these financial statements reflect all adjustments which are necessary for a fair presentation of the Company's results of operations and financial position, which consist of only normal recurring accruals. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements filed with the Company's 1996 Form 10-K.

2.   DIVIDEND

     On May 1, 1997, the Company declared and paid a dividend in the amount of $157.5 million to Bell Atlantic Corporation (Bell Atlantic).

3.   PROPOSED BELL ATLANTIC - NYNEX MERGER

     Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory reviews, all but one of which have been completed, and receipt of opinions that the merger will be tax free. Bell Atlantic expects to close the merger in the second quarter of 1997.

                       Bell Atlantic - New Jersey, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income of $153.6 million for the three month period ended March 31, 1997, compared to net income of $180.5 million for the same period in 1996.

     Effective January 1, 1996, the Company changed its method of accounting for directory publishing revenues and expenses. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. The Company recorded an after-tax increase in income of $45.1 million in the first quarter of 1996, representing the cumulative effect of this accounting change. As a result of this change, results of operations for the first three quarters of 1996 have been restated.

     Other items affecting the comparison of the Company's results of operations for the three month periods ended March 31, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.


OPERATING REVENUES
------------------
(Dollars in Millions)

Three Month Period Ended March 31                           1997           1996
--------------------------------------------------------------------------------

Transport Services
    Local service..................................        $239.3         $220.8
    Network access.................................         269.8          254.0
    Toll service...................................         166.3          183.3
Ancillary Services
    Directory publishing...........................          80.5           79.7
    Other..........................................          36.5           26.1
Value-added Services...............................         131.6          116.4
                                                           ------         ------
Total..............................................        $924.0         $880.3
                                                           ======         ======

                       Bell Atlantic - New Jersey, Inc.


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                      Percentage
                                                                       Increase
                                                       1997    1996   (Decrease)
---------------------------------------------------------------------------------

At March 31
-----------
  Access Lines in Service (In thousands)*
    Residence......................................    3,769   3,643        3.5%
    Business.......................................    1,982   1,853        7.0
    Public.........................................       94      94        ---
                                                       -----   -----
                                                       5,845   5,590        4.6
                                                       =====   =====

Three Month Period Ended March 31
---------------------------------
  Access Minutes of Use (In millions)
    Interstate.....................................    5,293   5,063        4.5
    Intrastate.....................................    1,431   1,389        3.0
                                                       -----   -----
                                                       6,724   6,452        4.2
                                                       =====   =====

  Toll Messages (In millions)
    Intrastate.....................................      548     566       (3.2)
    Interstate.....................................       13      15      (13.3)
                                                         ---     ---
                                                         561     581       (3.4)
                                                         ===     ===

  * 1996 reflects a restatement of access lines in service

LOCAL SERVICE REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $18.5               8.4%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone (pay phone) services.

     Higher usage of the Company's network facilities was the primary reason for the increase in local service revenues in the first quarter of 1997. The growth was generated by an increase in access lines in service of 4.6% from March 31, 1996, as well as higher message volumes. This access line growth reflects higher demand for Centrex services and an increase in second residential lines. Revenues in 1997 were also higher as a result of price increases and reduced allowances for certain directory assistance services associated with the Company's revenue neutral rate change filing, which became effective on July 1, 1996. The filing provided for increases in local service and other ancillary services revenues of approximately $18 million and $8 million, respectively, with a corresponding decrease in toll service revenues of approximately $26 million on an annual basis.

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 11.


NETWORK ACCESS REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $15.8               6.2%
--------------------------------------------------------------------------------

     Network access revenues are earned from long distance carriers for their use of the Company's local exchange facilities in providing long distance services to their customers, and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by long distance carriers for access to the Company's network. Special access revenues arise from access charges paid by long distance carriers and end-users who have private networks. End-user access revenues are earned from local exchange carrier customers who pay for access to the network.

                       Bell Atlantic - New Jersey, Inc.

     Network access revenues increased in the first quarter of 1997 principally due to higher customer demand as reflected by growth in access minutes of use of 4.2% from March 31, 1996. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in the first quarter of 1997. Reported growth in access minutes of use and revenues was negatively affected by increased calling volumes during the first quarter of 1996 caused by severe winter storms.

     For a discussion of Federal Communications Commission (FCC) rulemakings concerning access charges, price caps and universal service, see "Factors That May Impact Future Results - Recent Developments" beginning on page 11.


TOLL SERVICE REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Three Months            $(17.0)            (9.3)%
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

     Toll service revenues decreased in the first quarter of 1997 due to a decline in toll message volumes of 3.4%, company-initiated price reductions and a discount offering on certain toll services. The decrease in toll messages was almost entirely due to the effect of storm-driven usage experienced in the first quarter of 1996. The price reductions and the discount offering, which are expected to reduce toll service revenues by approximately $26 million annually, were implemented in connection with the Company's aforementioned revenue neutral rate change filing. Increased competition for WATS and private line services also reduced toll service revenues in 1997.

     The Company expects that toll service revenues will continue to be negatively impacted in 1997 by the effect of its revenue neutral rate change filing and the introduction of presubscription for intraLATA toll services in May 1997. See "Factors That May Impact Future Results - Competition - IntraLATA Toll Services" on page 13 for a further discussion of presubscription.


DIRECTORY PUBLISHING REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $.8                 1.0%
--------------------------------------------------------------------------------

     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. The Company also provides database services and directory marketing services outside of its region.

     The increase in directory publishing revenues was principally due to a slight increase in advertising volumes in the first quarter of 1997.


OTHER ANCILLARY SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $10.4              39.8%
--------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to long distance carriers, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     Other ancillary services revenues increased due to higher facilities rental revenues, increased materials sales to affiliates, and the introduction of customer late payment charges pursuant to the Company's aforementioned revenue neutral rate change filing.

                       Bell Atlantic - New Jersey, Inc.

The customer late payment charges are expected to increase other ancillary services revenues by approximately $8 million annually.


VALUE-ADDED SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $15.2              13.1%
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



OPERATING EXPENSES
------------------
(Dollars in Millions)

Three Month Period Ended March 31                      1997                1996
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..        $172.7              $186.9
Depreciation and amortization.................         175.4               158.6
Other operating expenses......................         313.6               304.3
                                                      ------              ------
Total.........................................        $661.7              $649.8
                                                      ======              ======


EMPLOYEE COSTS

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Three Months            $(14.2)            (7.6)%
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

     The decrease in employee costs was primarily as a result of lower benefit costs. The reduction in benefit costs was caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. The Company expects the lower level of benefit costs to continue for the remainder of 1997. The effect of lower work force levels and a decline in repair and maintenance activity in the first quarter of 1997 further reduced employee costs. These cost reductions were partially offset by annual salary and wage increases, as well as increased overtime pay principally as a result of higher business volumes.


DEPRECIATION AND AMORTIZATION

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $16.8              10.6%
--------------------------------------------------------------------------------

     The Company uses the composite group remaining life method to depreciate plant assets. Under this method, the Company periodically revises depreciation rates based on a number of factors. The composite depreciation rate was 7.6% for the three month period ended March 31, 1997, compared to 7.4% for the same period in 1996.

                       Bell Atlantic - New Jersey, Inc.

     Depreciation and amortization increased in the first quarter of 1997 principally due to growth in depreciable telephone plant. The effect of higher rates of depreciation and amortization also contributed to the expense increase.


OTHER OPERATING EXPENSES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $9.3                3.1%
--------------------------------------------------------------------------------

     Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses was largely attributable to higher costs for materials, directory publishing activities and contracted services. These increases were partially offset by lower network software costs.


OTHER EXPENSE, NET

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months                        $.4
--------------------------------------------------------------------------------

     The change in other expense, net, was attributable to higher nonoperating costs incurred in the first quarter of 1997.


INTEREST EXPENSE

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $1.6                7.0%
--------------------------------------------------------------------------------

     Interest expense increased principally due to a reduction in capitalized interest costs.


EFFECTIVE INCOME TAX RATES

     Three Months Ended March 31
--------------------------------------------------------------------------------
     1997                               34.9%
--------------------------------------------------------------------------------
     1996                               34.3%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was higher in the first quarter of 1997 principally as a result of a reduction in the recognition of tax credits.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both March 31, 1997 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

                       Bell Atlantic - New Jersey, Inc.

     As of March 31, 1997, the Company had $325.8 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 46.3% as of March 31, 1997, compared to 48.4% as of March 31, 1996 and 49.2% as of December 31, 1996.

     On May 1, 1997, the Company declared and paid a dividend in the amount of $157.5 million to Bell Atlantic.


FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

     The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996 (the Act), other public policy changes and technological advances. These changes are likely to bring increased competitive pressures in the Company's current business, but will also open new markets to Bell Atlantic.

     The Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Atlantic to provide interLATA (long distance) services and to engage in manufacturing. However, the ability of Bell Atlantic to engage in these new businesses, previously prohibited by the MFJ, is largely dependent on satisfying certain conditions contained in the Act. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which includes steps the Company must take which will help competitors offer local service, either through resale, through the purchase of unbundled network elements, or through their own networks. The Company must also demonstrate to the FCC that its entry into the long distance market would be in the public interest.

     A U.S. Court of Appeals has currently stayed the effectiveness of the uniform national pricing rules adopted by the FCC and the FCC rule that permitted competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. Private negotiations and state arbitrations are continuing while the stay is in effect, pending the Court's final decision.

     Pursuant to the Act, the Company filed its "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" with the Board of Public Utilities (BPU).

     The Company is unable to predict definitively the impact that the Act will have on its business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in the Company's markets, and the timing, extent and success of Bell Atlantic's pursuit of new business opportunities resulting from the Act. These factors will in turn depend, in part, on the final outcome of several FCC rulemakings and the outcome of state interconnection proceedings (see also "Recent Developments - FCC Orders" below).

     The Company anticipates that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, and other companies that offer network services. Some of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect the Company's future revenue growth. See the "Competition" section below for additional information.

Recent Developments - FCC Orders

     On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. The Company is unable to assess fully the potential impact of these new rules until the FCC releases the full text of its access reform and price cap orders later in May. Based on the information currently available, however, the Company does not believe that these proceedings will result in a material adverse impact on its results of operations or financial condition.

                       Bell Atlantic - New Jersey, Inc.


     Access Charges

     Access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover its costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Company which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage based rates. In addition, the FCC will require establishment of separate usage based charges for originating and for terminating interstate interLATA traffic.

     A portion of the Company's interstate costs are also recovered through flat monthly charges to subscribers (subscriber line charges). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged, but such charges for additional residential lines and multi-line businesses will rise.

     The restructuring of access charges in January 1998 is expected to be revenue neutral to the Company.

     The FCC is expected to adopt an order later this year that would address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

     Price Caps

     The FCC also adopted modifications to its price cap rules that will affect access rate levels. Under the current price cap rules effective through June 30, 1997, the Company's price cap index is adjusted by an inflation index (GDP-
PI) less a fixed percentage, either 4.0%, 4.7% or 5.3% as the Company may elect, which is intended to reflect increases in productivity (Productivity Factor). For the current period ending June 30, 1997, the Company has chosen the 5.3% Productivity Factor.

     The FCC has adopted new rules, effective July 1, 1997, that will create a single Productivity Factor for all price cap companies of 6.5%, with no requirements to share a portion of future interstate earnings, and will set rates as if the higher factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Company's network to provide equal access to facilities for all long distance carriers.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that local exchange service remains reasonably available to all residential customers, including low-income customers and customers in areas that are expensive to serve. The FCC will maintain existing levels of universal service support for such high cost areas pending completion of further FCC proceedings. By the end of 1997, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine whether to increase the size of the federal universal service fund for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require each carrier to contribute approximately 1 to 2% of its revenues. The Company, however, will be permitted to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

                       Bell Atlantic - New Jersey, Inc.

Competition

     IntraLATA Toll Services

     IntraLATA toll services are calls that originate and terminate within the same LATA, but cover a greater distance than a local call. These services are generally regulated by the BPU rather than federal authorities. The BPU permits other carriers to offer intrastate intraLATA toll services in the Company's jurisdiction.

     On May 5, 1997, the Company implemented presubscription as required by the BPU. Presubscription enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. Prior to the implementation of presubscription, these toll calls were completed by the Company unless the customer dialed a code to access another carrier.

     During 1995, the BPU conducted proceedings to determine whether, and under what conditions, to authorize presubscription. On December 14, 1995, the BPU issued an order finding that implementation of presubscription for intraLATA toll services in New Jersey would be in the public interest and proposed rules for implementation. On January 8, 1997, the BPU approved a rule that required implementation of presubscription by May 5, 1997. The Company challenged the BPU's rule on the grounds that it was inconsistent with the Act; however, on April 18, 1997, the federal court denied the challenge and dismissed the complaint.

     Implementation of presubscription for intraLATA toll services could have a material negative effect on toll service revenues, especially since Bell Atlantic is not permitted to offer long distance services at this time.

     Local Exchange Services

     Local exchange services have historically been subject to regulation by the BPU. Applications from competitors to provide local exchange services have been approved by the BPU.

     The Act is expected to significantly increase the level of competition in the Company's local exchange market.

Other State Regulatory Matters

     The communications services of the Company are subject to regulation by the BPU with respect to certain intrastate rates and services and certain other matters.

     On April 21, 1997, the BPU completed a review of the Company's performance of its obligation under the Plan for Alternative Form of Regulation (NJPAR) to accelerate deployment of certain network technologies. It confirmed that the Company has kept its commitments under the NJPAR regarding provisioning of technologies and it approved a proposal to make available further accelerated deployment of approximately $55 million in a statewide network capable of providing high speed data and video transport and $25 million in certain related equipment for use in elementary and secondary schools and public libraries. Pursuant to the stipulation which was approved, the Company will make available discounted rates for provisioning of services to schools and libraries. The BPU also approved the elimination of a provision of the NJPAR which would have allowed certain formula based rate adjustments for Protected and Other Services through 1999. A temporary Lifeline Program to fund approximately 225,000 low income residents of New Jersey will also be made available, based on the BPU's approval of the proposal, until the BPU makes a decision regarding Universal Service.

OTHER MATTERS
-------------

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. In November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to a number of other conditions, including certain regulatory reviews, all but one of which have been completed. Bell Atlantic expects to close the merger in the second quarter of 1997.

                       Bell Atlantic - New Jersey, Inc.

     As a result of the merger, Bell Atlantic will incur special transition and integration costs of approximately $500 million in the first twelve months following the completion of the merger and an additional $200 million to $400 million over the two succeeding years, in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. The transition costs consist principally of professional and registration fees, systems modification costs, costs associated with the elimination and consolidation of duplicate facilities, and employee severance and relocation costs. Of these costs, the Company expects to incur a portion of a one-time charge for employee severance costs in the quarter in which the merger is completed. The total severance charge for Bell Atlantic is currently estimated to be in the range of $200 million to $300 million. The amount of the charge will vary depending on a number of factors including: (i) the number of employees that will be terminated under severance arrangements, (ii) the timing of employee terminations, and (iii) changes, if any, to severance plan provisions. It is anticipated that the Company will bear a portion of the remaining transition and integration costs.

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

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis regarding expected future events and financial results are forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform, price caps and universal service; (iv) the timing of presubscription for toll services; (v) future state regulatory actions in the Company's operating area; and (vi) the extent, timing and success of competition from others in the local telephone and toll service markets.

                       Bell Atlantic - New Jersey, Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System operating companies with respect to private actions relating to pre-divestiture events, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K, filed during the quarter ended March 31, 1997.

                       Bell Atlantic - New Jersey, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - NEW JERSEY, INC.



Date:  May 9, 1997              By   /s/ William C. Tomlinson
                                   ----------------------------------
                                         William C. Tomlinson
                                         Chief Financial Officer



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 1997.