Form 10-Q
period 1997-06-30
BELL ATLANTIC NEW JERSEY INC
filed 1997-08-08
CIK 71428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


    (Mark one)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

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
                             (Dollars in Millions)


                                                                                       Three months ended       Six months ended
                                                                                            June 30,                June 30,
                                                                                      ---------------------  ----------------------
                                                                                        1997        1996        1997        1996
                                                                                      ---------  ----------  ----------  ----------

OPERATING REVENUES (including $27.1, $18.2, $56.9
     and $34.1 from affiliates).................................................         $942.6     $881.5    $1,866.6    $1,761.8
                                                                                        -------     ------    --------    --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes...............................          171.0      186.5       343.7       373.4
     Depreciation and amortization..............................................          176.9      163.7       352.3       322.3
     Other (including $183.7, $181.8, $364.1 and $351.8 to affiliates)..........          332.8      309.6       646.4       613.9
                                                                                        -------     ------    --------    --------
                                                                                          680.7      659.8     1,342.4     1,309.6
                                                                                        -------     ------    --------    --------

OPERATING INCOME................................................................          261.9      221.7       524.2       452.2

OTHER INCOME AND EXPENSE, NET...................................................             .6       (1.1)       (1.4)       (2.7)

INTEREST EXPENSE (including $4.0, $4.2, $7.1
     and $7.2 to affiliate).....................................................           25.3       24.5        49.7        47.3
                                                                                        -------     ------    --------    --------

Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting Principle........................          237.2      196.1       473.1       402.2

PROVISION FOR INCOME TAXES......................................................           79.4       65.8       161.7       136.5
                                                                                        -------     ------    --------    --------

Income Before Cumulative Effect of Change
     in Accounting Principle....................................................          157.8      130.3       311.4       265.7

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax...........................................            ---        ---         ---        45.1
                                                                                        -------     ------    --------    --------

NET INCOME......................................................................        $ 157.8     $130.3    $  311.4    $  310.8
                                                                                        =======     ======    ========    ========


REINVESTED EARNINGS
     At beginning of period.....................................................        $ 293.3     $209.4    $  226.4    $  178.5
     Add:  net income...........................................................          157.8      130.3       311.4       310.8
                                                                                        -------     ------    --------    --------
                                                                                          451.1      339.7       537.8       489.3
     Deduct:  dividends.........................................................          157.5      131.2       244.0       280.2
              other changes.....................................................             .5         .2          .7          .8
                                                                                        -------     ------    --------    --------
     At end of period...........................................................        $ 293.1     $208.3    $  293.1    $  208.3
                                                                                        =======     ======    ========    ========


                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------

                                                      June 30,  December 31,
                                                        1997        1996
                                                      --------  ------------

CURRENT ASSETS
Short-term investments..............................  $   51.2      $   76.8
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $81.1 and $79.6.........     752.9         739.2
     Affiliates.....................................      14.4          18.8
Material and supplies...............................      28.7          18.0
Prepaid expenses....................................     184.2         162.2
Other...............................................       9.1           5.4
                                                      --------      --------
                                                       1,040.5       1,020.4
                                                      --------      --------

PLANT, PROPERTY AND EQUIPMENT.......................   9,532.1       9,356.7
Less accumulated depreciation.......................   5,400.8       5,216.6
                                                      --------      --------
                                                       4,131.3       4,140.1
                                                      --------      --------

OTHER ASSETS........................................      52.5          66.0
                                                      --------      --------

TOTAL ASSETS........................................  $5,224.3      $5,226.5
                                                      ========      ========


                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                         June 30,   December 31,
                                                           1997         1996
                                                         ---------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate.........................   $  308.5      $  261.7
     Other.............................................        5.1           4.7
Accounts payable and accrued liabilities:
     Affiliates........................................      318.7         344.9
     Other.............................................      471.6         545.4
Other liabilities......................................      139.7         140.3
                                                          --------      --------
                                                           1,243.6       1,297.0
                                                          --------      --------

LONG-TERM DEBT.........................................    1,288.7       1,291.3
                                                          --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...........................      804.4         823.9
                                                          --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..................................       19.6           1.8
Unamortized investment tax credits.....................       30.7          33.2
Other .................................................      163.0         171.7
                                                          --------      --------
                                                             213.3         206.7
                                                          --------      --------
SHAREOWNER'S INVESTMENT
Common stock-one share, without par value,
     owned by parent...................................    1,381.2       1,381.2
Reinvested earnings....................................      293.1         226.4
                                                          --------      --------
                                                           1,674.3       1,607.6
                                                          --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..........   $5,224.3      $5,226.5
                                                          ========      ========


                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                       Six months ended
                                                           June 30,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........   $  530.7    $  537.8
                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............       25.6       (21.1)
Additions to plant, property and equipment.........     (355.3)     (332.4)
Other, net.........................................       11.7        12.3
                                                      --------    --------
Net cash used in investing activities..............     (318.0)     (341.2)
                                                      --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..       (2.3)       (2.2)
Net change in note payable to affiliate............       46.8        91.5
Dividends paid.....................................     (244.0)     (280.2)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........      (13.2)       (5.7)
                                                      --------    --------
Net cash used in financing activities..............     (212.7)     (196.6)
                                                      --------    --------

NET CHANGE IN CASH.................................        ---         ---


CASH, BEGINNING OF PERIOD..........................        ---         ---
                                                      --------    --------


CASH, END OF PERIOD................................   $    ---    $    ---
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

2.   DIVIDEND

     On August 1, 1997, the Company declared and paid a dividend in the amount of $157.5 million to Bell Atlantic Corporation (Bell Atlantic).

3.   PROPOSED BELL ATLANTIC - NYNEX MERGER

     Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the Federal Communications Commission's approval, which is expected to be received shortly.

4.   SUBSEQUENT EVENT - REPEAL OF GROSS RECEIPTS TAX

     On July 14, 1997, the State of New Jersey enacted a law which repeals the gross receipts tax and extends the Corporate Business Tax, a tax based on net income, to telecommunication utilities including local exchange carriers. The law is effective January 1, 1998. The Company anticipates that its future annual income tax liability will be approximately equal to its current annual gross receipts tax liability and therefore, the impact of the new law will not be material to ongoing results of operations. As required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of this tax law change on deferred tax assets/liabilities must be included in income from continuing operations for the period that includes the enactment date. This one-time adjustment of deferred income taxes will generate an estimated $70 million to $80 million state income tax benefit (net of federal income tax expense), which will be recorded in the third quarter of 1997.

                       Bell Atlantic - New Jersey, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income of $311.4 million for the six month period ended June 30, 1997, compared to net income of $310.8 million for the same period in 1996.

     Effective January 1, 1996, the Company changed its method of accounting for directory publishing revenues and expenses. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. The Company recorded an after-tax increase in income of $45.1 million in the first quarter of 1996, representing the cumulative effect of this accounting change. Results of operations for the first three quarters of 1996 were restated to reflect the impact of this change.

     Certain other items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.


OPERATING REVENUES
------------------
(Dollars in Millions)

Six Month Period Ended June 30                              1997           1996
--------------------------------------------------------------------------------

Transport services
    Local service..............................          $  497.9       $  450.6
    Network access.............................             538.4          507.4
    Toll service...............................             325.8          357.6
Ancillary services
    Directory publishing.......................             165.9          159.0
    Other......................................              69.3           51.0
Value-added services...........................             269.3          236.2
                                                         --------       --------
Total..........................................          $1,866.6       $1,761.8
                                                         ========       ========

                       Bell Atlantic - New Jersey, Inc.


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                     Percentage
                                                                      Increase
                                                      1997    1996   (Decrease)
-------------------------------------------------------------------------------

At June 30
----------
  Access Lines in Service (in thousands)*
    Residence......................................   3,800   3,654        4.0%
    Business.......................................   2,013   1,884        6.8
    Public.........................................      95      93        2.2
                                                     ------  ------
                                                      5,908   5,631        4.9
                                                     ======  ======

Six Month Period Ended June 30
------------------------------
  Access Minutes of Use (in millions)
    Interstate.....................................  10,788   9,965        8.3
    Intrastate.....................................   3,038   2,703       12.4
                                                     ------  ------
                                                     13,826  12,668        9.1
                                                     ======  ======

  Toll Messages (in millions)
    Intrastate.....................................   1,103   1,108        (.5)
    Interstate.....................................      25      30      (16.7)
                                                     ------  ------
                                                      1,128   1,138        (.9)
                                                     ======  ======

  * 1996 reflects a restatement of access lines in service


LOCAL SERVICE REVENUES

     1997-1996                      Increase
--------------------------------------------------------------------------------
     Six Months           $47.3              10.5%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone (pay phone) services.

     Higher usage of the Company's network facilities was the primary reason for the increase in local service revenues in the first six months of 1997. This growth was generated by an increase in access lines in service of 4.9% from June 30, 1996. This access line growth primarily reflects higher demand for Centrex services and an increase in second residential lines. Higher revenues from private line and switched data services and stronger business message volumes also contributed to the revenue growth in 1997. Revenues in 1997 were also higher as a result of price increases and reduced allowances for certain directory assistance services associated with the Company's revenue neutral rate change filing, which became effective on July 1, 1996. The filing provided for increases in local service and other ancillary services revenues of approximately $18 million and $8 million, respectively, with a corresponding decrease in toll service revenues of approximately $26 million on an annual basis.

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 11.


NETWORK ACCESS REVENUES

  1997-1996                            Increase
--------------------------------------------------------------------------------
  Six Months                 $31.0               6.1%
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

                       Bell Atlantic - New Jersey, Inc.

access charges paid by long distance carriers and end-users who have private networks. End-user access revenues are earned from local exchange carrier customers who pay for access to the network.

     Network access revenues increased in the first six months of 1997 principally due to higher customer demand as reflected by growth in access minutes of use of 9.1% from June 30, 1996. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1997. This volume-related growth was partially offset by net price reductions, principally for switched access services. Reported growth in access minutes of use and revenues was negatively affected by increased calling volumes during the first quarter of 1996 caused by severe winter storms.

     Effective July 1, 1997, the Company implemented price decreases of approximately $70.6 million on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) price cap plan. It is expected that these price decreases will be partially offset by volume increases. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results - Recent Developments - FCC Orders" beginning on page 12.


TOLL SERVICE REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(31.8)            (8.9)%
--------------------------------------------------------------------------------

     Toll service revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company, referred to as a Local Access and Transport Area (LATA). Other toll services include 800 services, Wide Area Telephone Service (WATS), and corridor services (between LATAs in southern New Jersey and Philadelphia and between LATAs in northern New Jersey and New York City).

     The impact of increased competition for intraLATA toll, WATS and private line services on toll message volumes, company-initiated price reductions and a discount offering on certain toll services all contributed to the reduction in toll services revenues in 1997. Toll message volumes declined .9% in the first half of 1997 as compared to the same period in 1996. The effect on revenues and toll message volumes from competition for toll services was principally due to the introduction of presubscription in May 1997. Reported revenues and toll messages were also negatively affected by storm-driven usage in the first quarter of 1996. The price reductions and the discount offering, which are expected to reduce toll service revenues by approximately $26 million annually, were implemented in connection with the Company's aforementioned revenue neutral rate change filing.

     The Company believes that competition for toll services, including the effects of presubscription for intraLATA toll services, will continue to impact future revenue trends. See "Factors That May Impact Future Results - Competition
- IntraLATA Toll Services" on page 13 for a further discussion of presubscription.


DIRECTORY PUBLISHING REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $6.9                4.3%
--------------------------------------------------------------------------------

     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. The Company also provides database services and directory marketing services outside of its region.

     The increase in directory publishing revenues was principally due to a slight increase in advertising volumes in the first six months of 1997. Revenues earned from an affiliate for usage of directory listings also contributed to the growth in directory publishing revenues.

                       Bell Atlantic - New Jersey, Inc.

OTHER ANCILLARY SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $18.3              35.9%
--------------------------------------------------------------------------------

     The Company provides other ancillary services which include billing and collection services for long distance carriers, facilities rental services for affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     Other ancillary services revenues increased primarily due to higher facilities rental revenues and the introduction of customer late payment charges pursuant to the Company's aforementioned revenue neutral rate change filing. The customer late payment charges are expected to increase other ancillary services revenues by approximately $8 million annually.


VALUE-ADDED SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $33.1              14.0%
--------------------------------------------------------------------------------

     Value-added services are a family of services which expand the utilization of the network. These services include products such as voice messaging services, Caller ID, Call Waiting, and Return Call, as well as more mature products such as Touch-Tone and customer premises wiring and maintenance services.

     Revenue growth from value-added services is principally the result of increased marketing and promotional efforts which have stimulated customer demand and usage. Demand for these services also has been fueled by the introduction of new and enhanced optional features.


OPERATING EXPENSES
------------------
(Dollars in Millions)

Six Month Period Ended June 30                           1997              1996
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..        $  343.7          $  373.4
Depreciation and amortization.................           352.3             322.3
Other operating expenses......................           646.4             613.9
                                                      --------          --------
Total.........................................        $1,342.4          $1,309.6
                                                      ========          ========

EMPLOYEE COSTS

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(29.7)            (8.0)%
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

     The decrease in employee costs was primarily due to lower benefit costs. The reduction in benefit costs was caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. The Company expects the lower level of benefit costs to continue through the third quarter of 1997. A decline in the level of employee costs incurred for repair and maintenance activity also contributed to the expense reduction in 1997. This decline was partially due to the impact of the severe weather experienced in the first quarter of 1996 which caused a higher level of costs to be expensed during that period. These cost reductions were partially offset by annual salary and wage increases and by increased overtime pay principally as a result of higher business volumes.

                       Bell Atlantic - New Jersey, Inc.

DEPRECIATION AND AMORTIZATION

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $30.0               9.3%
--------------------------------------------------------------------------------

     The Company uses the composite group remaining life method to depreciate plant assets. Under this method, the Company periodically revises depreciation rates based on a number of factors. The composite depreciation rate was 7.6% for the six month period ended June 30, 1997 compared to 7.4% for the same period in 1996.

     Depreciation and amortization increased in the first six months of 1997 principally due to growth in depreciable telephone plant. The effect of higher rates of depreciation and amortization also contributed to the expense increase.


OTHER OPERATING EXPENSES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $32.5               5.3%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses was largely attributable to higher costs for materials, directory publishing activities and contract services. These increases were partially offset by the timing of network software purchases.


OTHER INCOME AND EXPENSE, NET

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months                          $1.3
--------------------------------------------------------------------------------

     The change in other income and expense, net, was attributable to additional interest income primarily resulting from the purchase of short-term investments in December 1996 to prefund a trust for the payment of certain employee benefits.


INTEREST EXPENSE

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $2.4                5.1%
--------------------------------------------------------------------------------

     Interest expense increased principally due to a reduction in capitalized interest costs resulting from lower levels of telephone plant under construction.


EFFECTIVE INCOME TAX RATES

     Six Months Ended June 30
--------------------------------------------------------------------------------
     1997                                34.2%
--------------------------------------------------------------------------------
     1996                                33.9%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was higher in the first six months of 1997 principally due to the effect of prior period adjustments recorded in 1996.

     On July 14, 1997, the State of New Jersey enacted a law which repeals the gross receipts tax and extends the Corporate Business Tax, a tax based on net income, to telecommunication utilities including local exchange carriers. The law is effective

                       Bell Atlantic - New Jersey, Inc.

January 1, 1998. The Company anticipates that its future annual income tax liability will be approximately equal to its current annual gross receipts tax liability and therefore, the impact of the new law will not be material to ongoing results of operations. As required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of this tax law change on deferred tax assets/liabilities must be included in income from continuing operations for the period that includes the enactment date. This one-time adjustment of deferred income taxes will generate an estimated $70 million to $80 million state income tax benefit (net of federal income tax expense), which will be recorded in the third quarter of 1997.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both June 30, 1997 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     As of June 30, 1997, the Company had $163.6 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 48.9% as of June 30, 1997, compared to 50.4% as of June 30, 1996 and 49.2% as of December 31, 1996.

     On August 1, 1997, the Company declared and paid a dividend in the amount of $157.5 million to Bell Atlantic.


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

     A U.S. Court of Appeals recently found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act. It also found that several particularly objectionable provisions of the FCC's rules were inconsistent with the statutory requirements. In particular, it affirmed that states have exclusive jurisdiction over the pricing of interconnection elements and that the FCC could not lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. This decision should not delay the advent of local competition, since, under the previous stay of the FCC's rules, a number of interconnection agreements have been concluded and the Board of Public Utilities (BPU) has proceeded to adopt certain pricing and other standards for local interconnection.

     Pursuant to the Act, the Company filed its "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" with the BPU. At its meeting on July 17, 1997, the BPU orally announced certain key rates, terms and conditions for Interconnection and the Wholesale Discount rate. The BPU's written order, which has yet to be issued, will include a detailed list of rates for additional unbundled network

                       Bell Atlantic - New Jersey, Inc.

elements. The BPU approved rates will be incorporated into existing agreements which included provisions that called for interim rates to be replaced with permanent rates once the BPU concluded its proceeding.

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

Recent Developments - FCC Orders

     On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. While there are additional decisions pending on Universal Service and Access Reform, based on the decisions to date the Company does not believe that these proceedings will result in a material adverse impact on its results of operations or financial condition.

     Access Charges

     Access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover its costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Company which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

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

     Price Caps

     The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, the Company's price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity (Productivity Factor). In the prior year, the Company's Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor for all price cap companies of 6.5%, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Company's network to provide equal access to facilities for all long distance carriers.

     On June 30, 1997, Bell Atlantic made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases for the Company totaling approximately $70.6 million, of which $17.1 million is a result of one-time adjustments which will only be in effect until July 1998.

                       Bell Atlantic - New Jersey, Inc.

     The FCC is expected to adopt an order later this year to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services are widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC proceedings. By the third quarter of 1998, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, the proper amount of federal universal service support for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require the Company to contribute approximately 1% to 2% of its revenues for high cost and low income subsidies. The Company will also be contributing about 5% for schools, libraries and not-for-profit health care. The Company will, however, be afforded the opportunity to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

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

     Implementation of presubscription for intraLATA toll services could have a material negative effect on toll service revenues, especially since Bell Atlantic is not permitted to offer long distance services at this time. Bell Atlantic expects to petition the FCC for permission to enter the in-region long distance market in one or more states in its jurisdiction in 1997. Bell Atlantic is unable to predict when it will receive such permission. The adverse impact on toll service revenues is expected to be partially offset by an increase in intraLATA access revenues.

     Local Exchange Services

     Local exchange services have historically been subject to regulation by the BPU. Applications from competitors to provide local exchange services have been approved by the BPU. The Act is expected to significantly increase the level of competition in the Company's local exchange market.

                       Bell Atlantic - New Jersey, Inc.

Other State Regulatory Matters

     The communications services of the Company are subject to regulation by the BPU with respect to certain intrastate rates and services and certain other matters.

     On April 21, 1997, the BPU completed a review of the Company's performance of its obligation under the Plan for Alternative Form of Regulation (NJPAR) to accelerate deployment of certain network technologies. The BPU confirmed that the Company has kept its commitments under the NJPAR regarding provisioning of technologies and it approved a proposal to make available further accelerated deployment of approximately $55 million in a statewide network capable of providing high speed data and video transport and $25 million in certain related equipment for use in elementary and secondary schools and public libraries. Pursuant to the stipulation which was approved, the Company will make available discounted rates for provisioning of services to schools and libraries. The BPU also approved the elimination of a provision of the NJPAR which would have allowed certain formula based rate adjustments for Protected and Other Rate Regulated Services through 1999. A temporary Lifeline Program to fund approximately 225,000 low income residents of New Jersey will also be made available, based on the BPU's approval of the proposal, until the BPU makes a decision regarding Universal Service.


OTHER MATTERS
-------------

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation (NYNEX) announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the FCC's approval, which is expected to be received shortly. In connection with the FCC's review of the proposed merger, Bell Atlantic and NYNEX submitted a list of commitments they will follow to assure competition in their local exchange markets. The Company does not expect these commitments to have a material impact on its results of operations or financial condition.

     As a result of the merger, Bell Atlantic will incur special transition and integration costs in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. It is anticipated that the Company will bear a portion of the transition and integration costs.

     Bell Atlantic also expects to recognize recurring expense savings following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. It is anticipated that the Company will recognize a portion of these savings.

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis regarding expected future events and financial results, are forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant further delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iv) future state regulatory actions in the Company's operating area; and (v) the extent, timing and success of competition from others in the local telephone and toll service markets.

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


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1997.

                       Bell Atlantic - New Jersey, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - NEW JERSEY, INC.



Date:  August 8, 1997           By  /s/ Edwin F. Hall
                                   ----------------------------------
                                        Edwin F. Hall
                                        Chief Financial Officer



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1997.