Form 10-Q
period 1997-09-30
BELL ATLANTIC NEW JERSEY INC
filed 1997-11-14
CIK 71428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


    (Mark one)
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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
                             (Dollars in Millions)

                                                                                Three months ended     Nine months ended
                                                                                   September 30,         September 30,
                                                                               ---------------------  --------------------
                                                                                  1997        1996      1997       1996
                                                                               ----------  ---------  ---------  ---------

OPERATING REVENUES (including $31.0, $28.9, $94.6
     and $72.8 from affiliates)............................................       $930.9      $915.0   $2,797.5   $2,676.8
                                                                                  ------      ------   --------   --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes..........................        180.7       197.7      524.4      571.1
     Depreciation and amortization.........................................        219.3       168.7      571.6      491.0
     Taxes other than income...............................................         53.0        51.5      157.2      152.1
     Other (including $216.2, $184.0, $613.8 and $536.3 to affiliates).....        301.6       264.3      847.1      780.6
                                                                                  ------      ------   --------   --------
                                                                                   754.6       682.2    2,100.3    1,994.8
                                                                                  ------      ------   --------   --------

OPERATING INCOME...........................................................        176.3       232.8      697.2      682.0

OTHER INCOME, NET..........................................................           .4          .4        2.3         .7

INTEREST EXPENSE (including $4.6, $3.7, $11.7
     and $10.9 to affiliate)...............................................         26.2        25.2       75.9       72.5
                                                                                  ------      ------   --------   --------

Income Before Provision For Income Taxes and
     Cumulative Effect of Change in Accounting Principle...................        150.5       208.0      623.6      610.2
PROVISION FOR INCOME TAXES.................................................        (29.1)       71.4      132.6      207.9
                                                                                  ------      ------   --------   --------

Income Before Cumulative Effect of Change
     in Accounting Principle...............................................        179.6       136.6      491.0      402.3

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax......................................          ---         ---        ---       45.1
                                                                                  ------      ------   --------   --------

NET INCOME.................................................................       $179.6      $136.6   $  491.0   $  447.4
                                                                                  ======      ======   ========   ========


REINVESTED EARNINGS
     At beginning of period................................................       $287.2      $202.4   $  220.5   $  172.6
     Add:  net income......................................................        179.6       136.6      491.0      447.4
                                                                                  ------      ------   --------   --------
                                                                                   466.8       339.0      711.5      620.0
     Deduct:  dividends....................................................        157.5       114.4      401.5      394.6
              other changes................................................           .2         ---         .9         .8
                                                                                  ------      ------   --------   --------
     At end of period......................................................       $309.1      $224.6   $  309.1   $  224.6
                                                                                  ======      ======   ========   ========

                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                                      September 30,   December 31,
                                                           1997           1996
                                                      -------------   ------------

CURRENT ASSETS
Short-term investments..............................       $   24.0       $   76.8
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $82.8 and $79.6.........          782.1          739.2
     Affiliates.....................................           26.6           20.2
Material and supplies...............................           33.8           18.0
Prepaid expenses....................................          142.9          162.2
Other...............................................           11.1            5.4
                                                           --------       --------
                                                            1,020.5        1,021.8
                                                           --------       --------

PLANT, PROPERTY AND EQUIPMENT.......................        9,621.4        9,356.7
Less accumulated depreciation.......................        5,489.3        5,216.6
                                                           --------       --------
                                                            4,132.1        4,140.1
                                                           --------       --------

OTHER ASSETS........................................          134.6           66.0
                                                           --------       --------

TOTAL ASSETS........................................       $5,287.2       $5,227.9
                                                           ========       ========

                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                     September 30,  December 31,
                                                         1997           1996
                                                     -------------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate.....................       $  320.1      $  261.7
     Other.........................................            5.2           4.7
Accounts payable and accrued liabilities:
     Affiliates....................................          304.6         348.6
     Other.........................................          565.6         551.5
Other liabilities..................................          127.4         137.8
                                                          --------      --------
                                                           1,322.9       1,304.3
                                                          --------      --------

LONG-TERM DEBT.....................................        1,287.4       1,291.3
                                                          --------      --------

EMPLOYEE BENEFIT OBLIGATIONS.......................          798.1         823.9
                                                          --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..............................            ---           1.8
Unamortized investment tax credits.................           29.5          33.2
Other .............................................          159.0         171.7
                                                          --------      --------
                                                             188.5         206.7
                                                          --------      --------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned
 by parent.........................................        1,381.2       1,381.2
Reinvested earnings................................          309.1         220.5
                                                          --------      --------
                                                           1,690.3       1,601.7
                                                          --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT......       $5,287.2      $5,227.9
                                                          ========      ========

                      See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                       Nine months ended
                                                          September 30,
                                                      --------------------
                                                        1997        1996
                                                      --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........   $  872.3    $  895.8
                                                      --------    --------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............       52.8        (7.9)
Additions to plant, property and equipment.........     (581.7)     (514.9)
Other, net.........................................       18.1        10.7
                                                      --------    --------
Net cash used in investing activities..............     (510.8)     (512.1)
                                                      --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..       (3.5)       (3.3)
Net change in note payable to affiliate............       58.4        19.5
Dividends paid.....................................     (401.5)     (394.6)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........      (14.9)       (5.3)
                                                      --------    --------
Net cash used in financing activities..............     (361.5)     (383.7)
                                                      --------    --------

NET CHANGE IN CASH.................................        ---         ---


CASH, BEGINNING OF PERIOD..........................        ---         ---
                                                      --------    --------


CASH, END OF PERIOD................................   $    ---    $    ---
                                                      ========    ========


                       See Notes to Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     Bell Atlantic - New Jersey, Inc. (the Company) is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger of Bell Atlantic and NYNEX Corporation (NYNEX) (see Note 2). These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements filed with the Company's 1996 Form 10-K.

2.   Bell Atlantic - NYNEX Merger

     On August 14, 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger has been accounted for as a pooling of interests.

     As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has recorded an after-tax charge of $5.9 million to reinvested earnings to recognize its liability for carryover vacation pay as if the merger had occurred as of the beginning of the earliest period presented.

Merger-Related Costs

     Results of operations for the third quarter of 1997 include merger-related pre-tax costs totaling approximately $22 million, consisting of $4 million for direct incremental costs and $18 million for employee severance costs. A small portion of costs for transition and integration were also incurred by the Company. These costs include the Company's allocated share of merger-related costs from Bell Atlantic Network Services, Inc. (NSI), an affiliate which provides centralized services on a contract basis.

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Transition and integration costs consist of the Company's proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX.

Additional Charges

     In the third quarter of 1997, the Company recorded pre-tax charges of approximately $73 million in connection with consolidating operations and combining organizations and for special items arising in the quarter. These charges include the Company's allocated share of charges from NSI. A discussion of these charges follows:

     The Company recognized pre-tax charges of approximately $42 million for the write-down of obsolete fixed assets ($39 million) and for the cost of consolidating certain redundant real estate properties ($3 million).

     The Company also recognized pre-tax charges of approximately $27 million for contingencies associated with various regulatory and legal matters, approximately $3 million related to its video investments and approximately $1 million for other miscellaneous expense items.

3.   Dividend

     On November 3, 1997, the Company declared and paid a dividend in the amount of $157.5 million to Bell Atlantic.

                       Bell Atlantic - New Jersey, Inc.

4.   Repeal of Gross Receipts Tax

     On July 14, 1997, the State of New Jersey enacted a law which repeals the gross receipts tax and extends the Corporate Business Tax, a tax based on net income, to telecommunication utilities including local exchange carriers. The law is effective January 1, 1998. The Company anticipates that its future annual income tax liability will be approximately equal to its current annual gross receipts tax liability and therefore, the impact of the new law will not be material to ongoing results of operations. As required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of this tax law change on deferred tax assets/liabilities must be included in income from continuing operations for the period that includes the enactment date. This one-time adjustment of deferred income taxes generated an estimated $75.4 million state income tax benefit (net of federal income tax expense), which is reflected in the income tax provision for the period ended September 30, 1997.

5.   Litigation and Other Contingencies

     Various legal actions and regulatory proceedings are pending to which the Company is a party. The Company has established reserves for liabilities in connection with regulatory and legal matters which it currently deems to be probable and estimable. The Company does not expect that the ultimate resolution of these matters in future periods will have a material effect on the Company's financial position, but it could have a material effect on results of operations.

                       Bell Atlantic - New Jersey, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income of $491.0 million for the nine month period ended September 30, 1997, compared to net income of $447.4 million for the same period in 1996.

Bell Atlantic - NYNEX Merger

     On August 14, 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger has been accounted for as a pooling of interests.

     As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has recorded an after-tax charge of $5.9 million to reinvested earnings to recognize its liability for carryover vacation pay as if the merger had occurred as of the beginning of the earliest period presented.

     Merger-Related Costs

     Results of operations for the third quarter of 1997 include merger-related pre-tax costs totaling approximately $22 million, consisting of $4 million for direct incremental costs and $18 million for employee severance costs. A small portion of costs for transition and integration were also incurred by the Company. These costs include the Company's allocated share of merger-related costs from Bell Atlantic Network Services, Inc. (NSI), an affiliate which provides centralized services on a contract basis.

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Transition and integration costs consist of the Company's proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX.

     Bell Atlantic expects to incur between $400 million and $500 million (pre-tax) in additional transition and integration merger-related expenses over the three years following the closing of the merger. It is anticipated that the Company will recognize a portion of these costs.

Additional Charges

     In the third quarter of 1997, the Company recorded pre-tax charges of approximately $73 million in connection with consolidating operations and combining organizations and for special items arising in the quarter. These charges include the Company's allocated share of charges from NSI. A discussion of these charges follows:

     The Company recognized pre-tax charges of approximately $42 million for the write-down of obsolete fixed assets ($39 million) and for the cost of consolidating certain redundant real estate properties ($3 million).

     The Company also recognized pre-tax charges of approximately $27 million for contingencies associated with various regulatory and legal matters, approximately $3 million related to its video investments and approximately $1 million for other miscellaneous expense items.

Cumulative Effect of Change in Accounting - Directory Publishing

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

                       Bell Atlantic - New Jersey, Inc.

--------------------------------------------------------------------------------

     These and other items affecting the comparison of the Company's results of operations for the nine month periods ended September 30, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.


OPERATING REVENUE STATISTICS
----------------------------

                                                       1997      1996  % Change
--------------------------------------------------------------------------------

At September 30
---------------
  Access Lines in Service (in thousands)
     Residence...................................     3,833     3,683      4.1%
     Business....................................     2,046     1,914      6.9
     Public......................................        95        93      2.2
                                                     ------    ------
                                                      5,974     5,690      5.0
                                                     ======    ======

Nine Month Period Ended September 30
------------------------------------
  Access Minutes of Use (in millions)............    21,276    19,324     10.1
                                                     ======    ======

  Toll Messages (in millions)....................     1,658     1,702     (2.6)
                                                     ======    ======


OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Month Period Ended September 30                   1997      1996  % Change
--------------------------------------------------------------------------------

Local service....................................  $1,080.0  $  969.9     11.4%
Network access...................................     784.1     765.8      2.4
Long distance services...........................     472.7     523.7     (9.7)
Ancillary services...............................     190.5     161.1     18.2
Directory and information services...............     270.2     256.3      5.4
                                                   --------  --------
Total............................................  $2,797.5  $2,676.8      4.5
                                                   ========  ========

                       Bell Atlantic - New Jersey, Inc.

LOCAL SERVICE REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Nine Months             $110.1             11.4%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call, as well as more mature products such as Touch-Tone.

     Higher usage of the Company's network facilities was the primary reason for the increase in local service revenues in the nine months ended September 30, 1997. This growth was generated by an increase in access lines in service of 5.0% from September 30, 1996. This access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services, and stronger business message volumes also contributed to the revenue growth in 1997.

     Revenue growth in 1997 was boosted by increased revenues from our value-added services. This increase was principally the result of higher customer demand and usage, fueled in part by the introduction of new and enhanced optional features.

     Revenues in 1997 were also higher as a result of price increases and reduced allowances for certain directory assistance services associated with the Company's revenue neutral rate change filing, which became effective on July 1, 1996. The filing provided for increases in local service and ancillary services revenues of approximately $18 million and $8 million, respectively, with a corresponding decrease in long distance services revenues of approximately $26 million on an annual basis.

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 13.


NETWORK ACCESS REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Nine Months             $18.3              2.4%
--------------------------------------------------------------------------------

     Network access revenues are earned from long distance carriers for their use of the Company's local exchange facilities in providing long distance services to their customers, and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by long distance carriers for access to the Company's network. Special access revenues arise from access charges paid by long distance carriers and end-users who have private networks. End-user access revenues are earned from the Company's customers who pay for access to the network.

     Network access revenues increased in the first nine months of 1997 principally due to higher customer demand as reflected by growth in access minutes of use of 10.1% in the nine month period of 1997 over the same period last year. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1997.

     Volume-related growth was partially offset by the effect of price reductions mandated by the Federal Communications Commission (FCC). Effective July 1, 1997, the Company implemented price decreases of approximately $70.6 million on an annual basis for interstate access services, in connection with the FCC's price cap plan. Revenues also were reduced by special charges for contingencies associated with regulatory matters, as previously discussed.

     It is expected that the impact of price decreases, in connection with the FCC's price cap plan effective July 1, 1997, will be more than offset by volume increases and the effect of prior year accruals. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results - Recent Developments - FCC Orders" beginning on page 14.

                       Bell Atlantic - New Jersey, Inc.

LONG DISTANCE SERVICES REVENUES

     1997-1996                      (Decrease)
--------------------------------------------------------------------------------
     Nine Months             $(51.0)          (9.7)%
--------------------------------------------------------------------------------

     Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services include 800 services, Wide Area Telephone Service (WATS) and corridor services (between LATAs in southern New Jersey and Philadelphia and between LATAs in northern New Jersey and New York City).

     Increased competition for intraLATA toll, WATS and private line services, company-initiated price reductions and a discount offering on certain long distance services contributed substantially to the reduction in long distance services revenues in 1997. The effect on revenues and message volumes from competition for long distance services is primarily a result of the introduction of presubscription in the second quarter of 1997. Toll message volumes declined 2.6% in the first nine months of 1997 as compared to the same period in 1996. The price reductions and the discount offering, which were implemented in connection with the Company's aforementioned revenue neutral rate change filing are expected to reduce long distance services revenues by approximately $26 million annually.

     The Company believes that competition for long distance services, including the introduction of presubscription in the second quarter of 1997, will continue to impact future revenue trends. See "Factors That May Impact Future Results - Competition - IntraLATA Toll Services" on page 15 for a further discussion of presubscription.


ANCILLARY SERVICES REVENUES

     1997-1996                       Increase
--------------------------------------------------------------------------------
     Nine Months                $29.4        18.2%
--------------------------------------------------------------------------------

     The Company provides ancillary services which include billing and collection services for long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and non-affiliates, voice messaging, sales of materials and supplies to affiliates, ISDN and other high bandwidth services.

     Higher ancillary services revenues in 1997 resulted principally from increases in facilities rental revenues from affiliates. Data processing activities of certain affiliates were consolidated in a facility owned by the Company, resulting in the increase in rental revenues. Also contributing to the growth in ancillary services revenues were nonperformance fees received from a vendor and the introduction of customer late payment charges pursuant to the Company's aforementioned revenue neutral rate change filing. The customer late payment charges are expected to increase ancillary services revenues by approximately $8 million annually.


DIRECTORY AND INFORMATION SERVICES REVENUES

     1997-1996                        Increase
--------------------------------------------------------------------------------
     Nine Months                 $13.9        5.4%
--------------------------------------------------------------------------------

     Directory and information services revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. The Company also provides database services and directory marketing services outside of its region.

     The increase in directory and information services revenues was principally due to growth in advertising volumes in the first nine months of 1997. Revenues earned from an affiliate for usage of directory listings also contributed to the growth in directory and information services revenues. See "Other Matters" on page 16 for a discussion of the potential transfer of the Company's directory publishing activities.

                       Bell Atlantic - New Jersey, Inc.


OPERATING EXPENSES
------------------
(Dollars in Millions)

Nine Month Period Ended September 30              1997      1996     % Change
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes..  $  524.4  $  571.1      (8.2)%
Depreciation and amortization.................     571.6     491.0      16.4
Taxes other than income.......................     157.2     152.1       3.4
Other operating expenses......................     847.1     780.6       8.5
                                                --------  --------
Total.........................................  $2,100.3  $1,994.8       5.3
                                                ========  ========


EMPLOYEE COSTS

     1997-1996                      (Decrease)
--------------------------------------------------------------------------------
     Nine Months             $(46.7)          (8.2)%
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

     The decrease in employee costs was primarily due to a reduction in benefit costs caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims.

     This cost reduction was partially offset by annual salary and wage increases, higher overtime pay, and merger-related costs recorded in the third quarter of 1997. As described earlier, the Company recognized $7.1 million in benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The Company also recorded $.4 million for direct incremental merger-related costs associated with compensation arrangements. Merger-related costs associated with employees of NSI were allocated to the Company and are included in other operating expenses.


DEPRECIATION AND AMORTIZATION

     1997-1996                       Increase
--------------------------------------------------------------------------------
     Nine Months                $80.6        16.4%
--------------------------------------------------------------------------------

     Depreciation and amortization increased in the first nine months of 1997 as a result of the recording of approximately $39 million for the write-down of obsolete fixed assets in the third quarter of 1997, as previously mentioned. Charges associated with the write-down of obsolete fixed assets of NSI were allocated to the Company and are included in other operating expenses. Higher depreciation expense was also caused by growth in depreciable telephone plant and the effect of higher rates of depreciation and amortization.


TAXES OTHER THAN INCOME

     1997-1996                       Increase
--------------------------------------------------------------------------------
     Nine Months                 $5.1        3.4%
--------------------------------------------------------------------------------

     Taxes other than income consist of taxes for gross receipts, property, capital stock and other nonincome-based items.

     The increase in taxes other than income was largely attributable to additional expense resulting from higher property tax rates.

                       Bell Atlantic - New Jersey, Inc.

OTHER OPERATING EXPENSES

     1997-1996                       Increase
--------------------------------------------------------------------------------
     Nine Months                $66.5        8.5%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses was largely attributable to higher costs for contract services, directory publishing activities, rent, and materials. Other operating expenses were further increased by merger-related costs and other special items recorded in the third quarter of 1997. These charges were comprised of costs to consolidate certain redundant real estate properties, video-related charges, the Company's allocated share of employee severance costs, direct incremental and transition merger-related costs and charges associated with the write-down of obsolete fixed assets incurred by NSI, and other miscellaneous expense items. These increases were partially offset by the timing of network software purchases.


OTHER INCOME, NET

     1997-1996                       Increase
--------------------------------------------------------------------------------
     Nine Months                 $1.6        228.6%
--------------------------------------------------------------------------------

     The change in other income, net, was attributable to additional interest income primarily resulting from the purchase of short-term investments in December 1996 to prefund a trust for the payment of certain employee benefits.


INTEREST EXPENSE

     1997-1996                        Increase
--------------------------------------------------------------------------------
     Nine Months                  $3.4        4.7%
--------------------------------------------------------------------------------

     Interest expense increased principally due to a reduction in capitalized interest costs resulting from lower levels of telephone plant under construction.


EFFECTIVE INCOME TAX RATES

     Nine Months Ended September 30
--------------------------------------------------------------------------------
     1997                                 21.3%
--------------------------------------------------------------------------------
     1996                                 34.1%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was lower in the first nine months of 1997 principally as a result of a change in the state tax law in New Jersey.

     On July 14, 1997, the State of New Jersey enacted a law which repeals the gross receipts tax and extends the Corporate Business Tax, a tax based on net income, to telecommunication utilities including local exchange carriers. The law is effective January 1, 1998. The Company anticipates that its future annual income tax liability will be approximately equal to its current annual gross receipts tax liability and therefore, the impact of the new law will not be material to ongoing results of operations. As required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of this tax law change on deferred tax assets/liabilities must be included in income from continuing operations for the period that includes the enactment date. This one-time adjustment of deferred income taxes generated an estimated $75.4 million state income tax benefit (net of federal income tax expense), which is reflected in the income tax provision for the period ended September 30, 1997.

                       Bell Atlantic - New Jersey, Inc.

FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at September 30, 1997, September 30, 1996 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     As of September 30, 1997, the Company had $152.0 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 48.8% as of September 30, 1997, compared to 49.0% as of September 30, 1996 and 49.3% as of December 31, 1996.

     On November 3, 1997, the Company declared and paid a dividend in the amount of $157.5 million to Bell Atlantic.


FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

Bell Atlantic - NYNEX Merger

     The merger of Bell Atlantic and NYNEX was completed on August 14, 1997. Bell Atlantic expects to recognize recurring expense savings following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. It is anticipated that the Company will recognize a portion of these savings.

Telecommunications Industry Changes

     The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996 (the Act), other public policy changes and technological advances. These changes are likely to bring increased competitive pressures in the Company's current business, but will also open new markets to Bell Atlantic.

     The Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Atlantic to provide interLATA (long distance) services and to engage in manufacturing, previously prohibited by the MFJ. However, the ability of Bell Atlantic to provide in-region long distance service is largely dependent on satisfying certain conditions contained in the Act. The requirements include a 14-point "competitive checklist" of steps the Company must take which will help competitors offer local service, through resale, the purchase of unbundled network elements, or through their own networks. Bell Atlantic must also demonstrate to the FCC that its entry into the in-region long distance market would be in the public interest.

     Bell Atlantic expects to petition the FCC for permission to enter the in-region long distance market in New York by early 1998 and one or more other states during the first half of 1998, and anticipates entering the long distance market in at least one jurisdiction during the second half of 1998. The timing of Bell Atlantic's long distance entry in each of its 14 jurisdictions depends on the receipt of FCC approval. There can be no assurance that any approval will be forthcoming in time to permit Bell Atlantic to enter the in-region long distance market on this schedule.

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

                       Bell Atlantic - New Jersey, Inc.

     Pursuant to the Act, the Company filed its "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" with the BPU. At its meeting on July 17, 1997, the BPU orally announced certain key rates, terms and conditions for Interconnection and the Wholesale Discount rate. The BPU's written order, which has yet to be issued, will include a detailed list of rates for additional unbundled network elements. The BPU approved rates will be incorporated into existing agreements which included provisions that called for interim rates to be replaced with permanent rates once the BPU concluded its proceeding.

     The Company is unable to predict definitively the impact that the Act will ultimately have on its business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in the Company's markets, and the timing, extent and success of Bell Atlantic's pursuit of new opportunities resulting from the Act.

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

     Access Charges

     Interstate access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover a greater portion of its costs through rates which reflect the manner in which those costs are incurred. Beginning in January 1998, the FCC will require a phased restructuring of access charges, so that interstate costs of the Company which do not vary based on usage will be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

     A portion of the Company's interstate costs are also recovered through flat monthly charges to subscribers (subscriber line charges). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged initially, but such charges for additional residential lines and multi-line businesses will rise.

     Price Caps

     The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, the Company's price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity (Productivity Factor). In the prior year, the Company's Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor of 6.5% for all price cap companies, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with the Company's implementation of equal access to all long distance carriers.

     On June 30, 1997, Bell Atlantic made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases for the Company totaling approximately $70.6 million, of which $17.1 million is a result of one-time adjustments which will only be in effect until July 1998.

                       Bell Atlantic - New Jersey, Inc.

     The FCC is expected to adopt an order in 1998 to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services is widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC proceedings. The FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, and the proper amount of federal universal service support for high cost areas. A new federal high cost universal service support mechanism will become effective January 1, 1999.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require the Company to contribute approximately 2% of its interstate retail revenues for high cost and low income subsidies. The Company will also be contributing a portion of its total retail revenues for schools, libraries and not-for-profit health care. The Company will recover its contributions through interstate charges to long distance carriers and end users.

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

     Implementation of presubscription for intraLATA toll services could have a material negative effect on intraLATA toll services revenues, especially since Bell Atlantic is not permitted to offer long distance services at this time. The adverse impact on intraLATA toll services revenues is expected to be partially offset by an increase in intraLATA access revenues.

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

     The BPU is currently in the process of considering whether to develop a mechanism for funding state universal service obligations for education and/or to preserve and advance universal service. Various parties have proposed that a fund be established which would require contributions by all intrastate providers of telecommunications services.


OTHER MATTERS
-------------

     Potential Transfer of Directory Publishing Activities

     On October 16, 1997, the Company filed a petition with the BPU to transfer, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. The stock in the newly formed, wholly owned subsidiary would be distributed immediately to Bell Atlantic. The transfer of such assets and liabilities is being considered as part of Bell Atlantic's and the Company's response to the requirements of the Act, which prohibits the Company from engaging in electronic publishing or joint sales and marketing of electronic products.

     Net assets being considered for transfer by the Company total approximately $4.7 million as of September 30, 1997. The net assets consist of deferred directory production costs (included in prepaid expenses), fixed assets and related deferred tax liabilities.

     Revenues related to the Company's directory publishing activities were approximately $250 million and $240 million for the nine month period ending September 30, 1997 and 1996, respectively. Direct expenses related to the directory publishing activities were $114 million and $126 million for the nine month period ending September 30, 1997 and 1996, respectively. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

     If the petition is approved by the BPU, beginning in 1998, revenues from directory publishing activities transferred will no longer be earned, and the related expenses will no longer be incurred, by the Company. Certain other revenues, primarily fees for non-publication of telephone numbers and multiple white page listings, will continue to be earned by the Company. Additionally, new revenue sources may be created between the Company and another affiliate of Bell Atlantic for billing and collection services related to the directory activities, use of directory listings, and rental charges. Because of this potential transfer, past operating results may not be indicative of future operating results of the Company.

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to expected financial results and future events and trends in this Management's Discussion and Analysis is forward-looking, based on the Company's estimates and assumptions and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                       Bell Atlantic - New Jersey, Inc.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iii) future state regulatory actions and economic conditions in the Company's operating area; and (iv) the extent, timing and success of competition from others in the local telephone and intraLATA toll service markets.

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


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) Report on Form 8-K filed during the quarter ended September 30, 1997:

                A Current Report on Form 8-K, dated August 14, 1997, was filed regarding the consummation of the merger of a wholly owned subsidiary of Bell Atlantic Corporation with and into NYNEX Corporation.

                       Bell Atlantic - New Jersey, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BELL ATLANTIC - NEW JERSEY, INC.



Date:  November 13, 1997                By /s/  Edwin F. Hall
                                           ------------------------------------
                                                Edwin F. Hall
                                                Chief Financial Officer




    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 10, 1997.