Form 10-Q
period 1998-03-31
BELL ATLANTIC NEW JERSEY INC
filed 1998-05-11
CIK 71428

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


  (Mark one)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1998

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

================================================================================

                       Bell Atlantic - New Jersey, Inc.

------------------------------------
Part I - Financial Information
------------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------

            CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                  (Unaudited)
                             (Dollars in Millions)

                                                          Three months ended
                                                              March 31,
                                                          ------------------
                                                            1998      1997
                                                          --------  --------

OPERATING REVENUES
     (including $30.5 and $33.0 from affiliates) .......    $906.4    $924.0
                                                            ------    ------

OPERATING EXPENSES
     Employee costs, including benefits and taxes.......     170.7     172.7
     Depreciation and amortization......................     174.8     175.4
     Taxes other than income............................      28.8      51.8
     Other (including $167.5 and $180.6 to affiliates)..     263.4     263.8
                                                            ------    ------
                                                             637.7     663.7
                                                            ------    ------

OPERATING INCOME........................................     268.7     260.3

OTHER INCOME, NET.......................................        .6       ---

INTEREST EXPENSE
     (including $5.9 and $3.1 to affiliate).............      26.6      24.4
                                                            ------    ------

Income Before Provision For Income Taxes................     242.7     235.9

PROVISION FOR INCOME TAXES..............................      98.5      82.3
                                                            ------    ------

NET INCOME..............................................    $144.2    $153.6
                                                            ======    ======


REINVESTED EARNINGS
     At beginning of period.............................    $291.8    $220.5
     Add:  net income...................................     144.2     153.6
                                                            ------    ------
                                                             436.0     374.1
     Deduct:  dividends.................................      52.8      86.5
              other changes.............................       1.2        .2
                                                            ------    ------
     At end of period...................................    $382.0    $287.4
                                                            ======    ======

                  See Notes to Condensed Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


------------------------------------
ASSETS
------------------------------------

                                                March 31,  December 31,
                                                  1998         1997
                                                ---------  ------------

CURRENT ASSETS
Short-term investments........................   $   70.9      $   61.0
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $81.5 and $88.4...      774.7         812.7
     Affiliates...............................       21.2          12.6
Material and supplies.........................       30.0          42.7
Prepaid expenses..............................      105.4         155.6
Other.........................................        7.1           4.9
                                                 --------      --------
                                                  1,009.3       1,089.5
                                                 --------      --------

PLANT, PROPERTY AND EQUIPMENT.................    9,887.1       9,741.1
Less accumulated depreciation.................    5,676.2       5,597.0
                                                 --------      --------
                                                  4,210.9       4,144.1
                                                 --------      --------

OTHER ASSETS..................................      116.0         176.3
                                                 --------      --------

TOTAL ASSETS..................................   $5,336.2      $5,409.9
                                                 ========      ========

                  See Notes to Condensed Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


-----------------------------------------------
Liabilities and Shareowner's Investment
-----------------------------------------------

                                                         March 31,  December 31,
                                                           1998         1997
                                                         ---------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate.........................   $  349.7      $  427.4
     Other.............................................        5.5           5.4
Accounts payable and accrued liabilities:
     Affiliates........................................      301.8         368.0
     Other.............................................      559.8         565.9
Other liabilities......................................      124.0         116.6
                                                          --------      --------
                                                           1,340.8       1,483.3
                                                          --------      --------

LONG-TERM DEBT.........................................    1,285.9       1,287.2
                                                          --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...........................      774.4         791.1
                                                          --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Unamortized investment tax credits.....................       27.4          28.3
Other .................................................      144.5         147.0
                                                          --------      --------
                                                             171.9         175.3
                                                          --------      --------

SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by
 parent................................................    1,381.2       1,381.2
Reinvested earnings....................................      382.0         291.8
                                                          --------      --------
                                                           1,763.2       1,673.0
                                                          --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..........   $5,336.2      $5,409.9
                                                          ========      ========

                  See Notes to Condensed Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                          Three months ended
                                                               March 31,
                                                        ----------------------
                                                          1998         1997
                                                        ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........     $  391.3     $  362.5
                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............         (9.9)        (2.8)
Additions to plant, property and equipment.........       (243.6)      (156.2)
Other, net.........................................           .3          9.8
                                                        --------     --------
Net cash used in investing activities..............       (253.2)      (149.2)
                                                        --------     --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..         (1.3)        (1.1)
Net change in note payable to affiliate............        (77.7)      (115.3)
Dividends paid.....................................        (52.8)       (86.5)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........         (6.3)       (10.4)
                                                        --------     --------
Net cash used in financing activities..............       (138.1)      (213.3)
                                                        --------     --------
NET CHANGE IN CASH.................................          ---          ---

CASH, BEGINNING OF PERIOD..........................          ---          ---
                                                        --------     --------

CASH, END OF PERIOD................................     $    ---     $    ---
                                                        ========     ========

                  See Notes to Condensed Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation
--------------------------------------------------------------------------------

Bell Atlantic - New Jersey, Inc. (the Company) is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements included in the Company's 1997 Form 10-K.

     The Company has reclassified certain amounts from prior year's data to conform with the 1998 presentation.

2.   Dividend
--------------------------------------------------------------------------------

On May 1, 1998, the Company declared and paid a dividend in the amount of $93.4 million to Bell Atlantic.

3.   Transfer of Directory Publishing Activities
--------------------------------------------------------------------------------

On March 1, 1998, the Company transferred, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. The stock of the subsidiary was immediately distributed to Bell Atlantic. The transfer of such assets and liabilities was completed as part of Bell Atlantic's and the Company's response to the requirements of the Telecommunications Act of 1996, which prohibits the Company from engaging in electronic publishing or joint sales and marketing of electronic products.

     Net assets transferred by the Company totaled approximately $2 million, and consisted of deferred directory production costs (included in prepaid expenses), fixed assets and related deferred tax liabilities.

     Revenues related to the Company's directory publishing activities transferred were approximately $47 million and $75 million for the three months ended March 31, 1998 and 1997, respectively. Direct expenses related to the directory publishing activities transferred were approximately $18 million and $33 million for the three months ended March 31, 1998 and 1997, respectively. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

4.   Litigation and Other Contingencies
--------------------------------------------------------------------------------

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

5.   Recent Accounting Pronouncement
--------------------------------------------------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). The Company is required to adopt SOP 98-1 effective January 1, 1999, although earlier adoption is permitted. SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. The Company is currently evaluating the provisions of SOP 98-1 and has not yet determined what the impact of adopting this statement will be on its future results of operations or financial position.

                       Bell Atlantic - New Jersey, Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
--------------------------------------------------------------------------------
     (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


-----------------------------
RESULTS OF OPERATIONS
-----------------------------

     The Company reported net income of $144.2 million for the three month period ended March 31, 1998, compared to net income of $153.6 million for the same period in 1997.

Transfer of Directory Publishing Activities

     On March 1, 1998, the Company transferred, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. The stock of the subsidiary was immediately distributed to Bell Atlantic. The transfer of such assets and liabilities was completed as part of Bell Atlantic's and the Company's response to the requirements of the Telecommunications Act of 1996, which prohibits the Company from engaging in electronic publishing or joint sales and marketing of electronic products.

     Net assets transferred by the Company totaled approximately $2 million, and consisted of deferred directory production costs (included in prepaid expenses), fixed assets and related deferred tax liabilities.

     Revenues related to the Company's directory publishing activities transferred were approximately $47 million and $75 million for the three months ended March 31, 1998 and 1997, respectively. Direct expenses related to the directory publishing activities transferred were approximately $18 million and $33 million for the three months ended March 31, 1998 and 1997, respectively. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

     Effective March 1, 1998, revenues from directory publishing activities transferred are no longer earned, and the related expenses are no longer incurred, by the Company. Certain other revenues, primarily fees for nonpublication of telephone numbers and multiple white page listings continue to be earned by the Company. Additionally, contracts between the Company and another affiliate of Bell Atlantic for billing and collection services related to the directory activities, use of directory listings, and rental charges have created new revenue sources for the Company.

     These and other items affecting the comparison of the Company's results of operations for the three month periods ended March 31, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


------------------------------------
Operating Revenue Statistics
------------------------------------

                                                 1998       1997    % Change
--------------------------------------------------------------------------------

At March 31
-----------
  Access Lines in Service (in thousands)*
     Residence.............................     3,938      3,769       4.5%
     Business..............................     2,182      2,011       8.5
     Public................................        95         94       1.1
                                                -----      -----
                                                6,215      5,874       5.8
                                                =====      =====

Three Month Period Ended March 31
---------------------------------
  Access Minutes of Use (in millions)......     7,685      6,724      14.3
                                                =====      =====

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels.

                       Bell Atlantic - New Jersey, Inc.

OPERATING REVENUES
------------------
(Dollars in Millions)

Three Month Period Ended March 31               1998            1997
--------------------------------------------------------------------------------

Local services......................          $374.3          $344.1
Network access services.............           283.4           269.8
Long distance services..............           130.4           166.3
Ancillary services..................            64.7            63.3
Directory and information services..            53.6            80.5
                                              ------          ------
Total...............................          $906.4          $924.0
                                              ======          ======

LOCAL SERVICES REVENUES

     1998-1997                             Increase
--------------------------------------------------------------------------------
     First Quarter              $30.2                   8.8%
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

     Higher usage of the Company's network facilities was the primary reason for the increase in local services revenues in the first quarter of 1998. This growth was generated by an increase in access lines in service of 5.8% from March 31, 1997, and higher business message volumes. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in the first quarter of 1998.

     The Company also recognized higher revenues from public telephone and value-added services. Value-added services revenues grew principally as a result of higher customer demand and usage, while price increases for usage of the Company's pay phones were the principal reason for the improvement in public telephone services revenues.


NETWORK ACCESS SERVICES REVENUES

     1998-1997                             Increase
--------------------------------------------------------------------------------
     First Quarter              $13.6                   5.0%
--------------------------------------------------------------------------------

     Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

     Network access services revenues grew in the first quarter of 1998 primarily as a result of higher customer demand as reflected by growth in access minutes of use of 14.3% from March 31, 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. Growth in access revenues also reflects higher network usage by alternative providers of intraLATA toll services. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in the first quarter of 1998.

     Volume-related growth was partially offset by net price reductions mandated by a federal price cap plan. Price decreases of approximately $71 million annually were implemented under the Federal Communications Commission's (FCC) Interim Price Cap Plan, effective July 1, 1997. An additional price reduction of $4.8 million was implemented in December 1997, following the resolution of certain issues previously under review by the FCC. The rates included in the 1997 filings will be in effect through June 1998. In addition, effective January 1, 1998, the Company increased its annual rates to recover contributions that it owes to the new universal service fund. These revenues are being entirely offset by the universal service fund contribution amount, which

                       Bell Atlantic - New Jersey, Inc.

is included in Other Operating Expenses. Under an FCC order, all providers of telecommunications services must contribute to a universal service fund. The new rules create a multi-billion dollar interstate fund for linking schools and libraries to the Internet and subsidizing low-income consumers and rural health care providers. Finally, the Company increased certain end-user subscriber line rates, effective January 1, 1998, as ordered by the FCC.


LONG DISTANCE SERVICES REVENUES

     1998-1997                          (Decrease)
--------------------------------------------------------------------------------
     First Quarter               $(35.9)          (21.6)%
--------------------------------------------------------------------------------

     Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services that the Company provides include 800 services, Wide Area Telephone Service (WATS), and corridor services (between LATAs in southern New Jersey and Philadelphia and between LATAs in northern New Jersey and New York City).

     Long distance services revenues declined in the first quarter of 1998 due to increased competition for intraLATA toll services as a result of the introduction of presubscription in May 1997. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. Toll message volumes declined by 16.6% from March 31, 1997, principally as a result of presubscription. The adverse impact on revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of the Company's network from these alternative providers. Long distance services revenues were also negatively affected by customers switching to discount calling plans.


ANCILLARY SERVICES REVENUES

     1998-1997                           Increase
--------------------------------------------------------------------------------
     First Quarter                   $1.4        2.2%
--------------------------------------------------------------------------------

     The Company provides ancillary services which include billing and collection services provided to long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates, sales of materials and supplies to affiliates and voice messaging services.

     Ancillary services revenues grew in the first quarter of 1998 as a result of increased demand by long distance carriers and affiliates for billing and collection services and increased market penetration for voice messaging services, principally Home Voice Mail. These revenue increases were partially offset by a reduction in sales of materials to an affiliate.


DIRECTORY AND INFORMATION SERVICES  REVENUES

     1998-1997                          (Decrease)
--------------------------------------------------------------------------------
     First Quarter               $(26.9)          (33.4)%
--------------------------------------------------------------------------------

     As described earlier, the Company transferred certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary, effective March 1, 1998. As a result, revenues associated with directory publishing activities transferred are no longer earned by the Company. Beginning March 1, 1998, the Company's directory and information services revenues are earned primarily from fees for nonpublication of telephone numbers, multiple white page listings and usage of directory listings.

     The decrease in directory and information services revenues in the first quarter of 1998 was principally due to the effect of the transfer of directory publishing activities. This decrease was partially offset by higher revenues earned from an affiliate for the usage of the Company's directory listings.

                       Bell Atlantic - New Jersey, Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

Three Month Period Ended March 31                      1998         1997
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..        $170.7       $172.7
Depreciation and amortization.................         174.8        175.4
Taxes other than income.......................          28.8         51.8
Other operating expenses......................         263.4        263.8
                                                      ------       ------
Total.........................................        $637.7       $663.7
                                                      ======       ======

EMPLOYEE COSTS

     1998-1997                          (Decrease)
--------------------------------------------------------------------------------
     First Quarter                $(2.0)          (1.2)%
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

     Employee costs decreased in the first quarter of 1998 primarily as a result of lower pension and benefit costs. The reduction in pension and benefit costs was caused by a number of factors, including changes in actuarial assumptions, favorable pension plan asset returns and lower than expected medical claims. A decline in repair and maintenance activity further reduced employee costs.
These cost reductions were substantially offset by annual salary and wage increases for management and associate employees, the effect of higher work force levels and an increase in overtime pay.

     Associate employee wages and pension and other employee benefits are determined under contracts ratified by the Communications Workers of America
(CWA) and the International Brotherhood of Electrical Workers (IBEW), the unions representing associate employees of the Company. The contract with the CWA will expire in August 1998.


DEPRECIATION AND AMORTIZATION

     1998-1997                          (Decrease)
--------------------------------------------------------------------------------
     First Quarter                 $(.6)          (.3)%
--------------------------------------------------------------------------------

     Depreciation and amortization expense decreased in the first quarter of 1998 over the same period in 1997 principally due to the effect of lower rates of depreciation and amortization. This decrease was substantially offset by additional expense resulting from growth in depreciable telephone plant.


TAXES OTHER THAN INCOME

     1998-1997                          (Decrease)
--------------------------------------------------------------------------------
     First Quarter               $(23.0)          (44.4)%
--------------------------------------------------------------------------------

     Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

     The decrease in taxes other than income was largely attributable to the enactment of a New Jersey tax law that repealed the gross receipts tax applicable to telephone companies and extended the net-income-based corporate business tax to include telephone companies formerly subject to the gross receipts tax. This state tax law change, which became effective on January 1, 1998, resulted in the reduction of gross receipts tax of approximately $18 million in the first three months of 1998. This reduction was offset by the recognition of state income taxes of approximately $22 million attributable to the enactment of the law.

                       Bell Atlantic - New Jersey, Inc.

OTHER OPERATING EXPENSES

     1998-1997                          (Decrease)
--------------------------------------------------------------------------------
     First Quarter                 $(.4)          (.2)%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

     As a result of the transfer of directory publishing activities, certain direct and allocated expenses related to the activities transferred are no longer incurred by the Company.

     The decrease in other operating expenses was largely attributable to the transfer of directory publishing activities and lower centralized services expenses allocated from NSI. The decline in centralized services expenses was primarily caused by a reduction in pension and benefit costs incurred by NSI. These decreases were substantially offset by higher costs for network software purchases, contract services from an affiliate for labor and material and the Company's contribution to the federal universal service fund, as described earlier.


OTHER INCOME, NET

     1998-1997                           Increase
--------------------------------------------------------------------------------
     First Quarter                          $.6
--------------------------------------------------------------------------------

     The change in other income, net, was attributable to additional interest income primarily resulting from the purchase of short-term investments to pre-fund a trust for the payment of certain employee benefits.


INTEREST EXPENSE

     1998-1997                           Increase
--------------------------------------------------------------------------------
     First Quarter                   $2.2        9.0%
--------------------------------------------------------------------------------

     Interest expense increased in the first quarter of 1998 principally as a result of higher levels of average short-term debt. This increase was partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

     Three Months Ended March 31
--------------------------------------------------------------------------------
     1998                                    40.6%
--------------------------------------------------------------------------------
     1997                                    34.9%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The Company's effective income tax rate was higher in the first quarter of 1998 principally as a result of the recognition of state income taxes caused by the aforementioned change in the state tax law in New Jersey.

                       Bell Atlantic - New Jersey, Inc.

FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both March 31, 1998 and 1997 and December 31, 1997, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     As of March 31, 1998, the Company had $200.3 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 48.2% as of March 31, 1998, compared to 46.3% as of March 31, 1997 and 50.7% as of December 31, 1997.

     On May 1, 1998, the Company declared and paid a dividend in the amount of $93.4 million to Bell Atlantic.

                       Bell Atlantic - New Jersey, Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this item.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1998.

                       Bell Atlantic - New Jersey, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BELL ATLANTIC - NEW JERSEY, INC.



Date:  May 11, 1998                     By  /s/ Edwin F. Hall
                                            ----------------------------------
                                                Edwin F. Hall
                                                Chief Financial Officer



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 5, 1998.