Form 10-Q
period 1998-06-30
BELL ATLANTIC NEW JERSEY INC
filed 1998-08-13
CIK 71428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


          (Mark one)
              [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 1998

                                      OR

              [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from      to


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
                             (Dollars in Millions)


                                                             Three months ended     Six months ended
                                                                   June 30,              June 30,
                                                             -------------------  ------------------
                                                               1998       1997      1998      1997
                                                             --------   --------  --------  --------
OPERATING REVENUES (including $31.4, $29.1,
  $61.9 and $60.4 from affiliates)......................     $  881.9   $  942.6  $1,788.3  $1,866.6
                                                             --------   --------  --------  --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes..........        171.4      171.0     342.1     343.7
  Depreciation and amortization.........................        180.5      176.9     355.3     352.3
  Taxes other than income...............................         28.7       52.4      57.5     104.2
  Other (including $188.2, $184.1,
    $355.7 and $364.7 to affiliates)....................        274.9      281.7     538.3     545.5
                                                             --------   --------  --------  --------
                                                                655.5      682.0   1,293.2   1,345.7
                                                             --------   --------  --------  --------

OPERATING INCOME........................................        226.4      260.6     495.1     520.9

OTHER INCOME, NET.......................................          2.3        1.9       2.9       1.9

INTEREST EXPENSE (including $5.9, $4.0,
  $11.8 and $7.1 to affiliate)..........................         26.2       25.3      52.8      49.7
                                                             --------   --------  --------  --------

Income Before Provision For Income Taxes................        202.5      237.2     445.2     473.1

PROVISION FOR INCOME TAXES..............................         83.4       79.4     181.9     161.7
                                                             --------   --------  --------  --------

NET INCOME..............................................     $  119.1   $  157.8  $  263.3  $  311.4
                                                             ========   ========  ========  ========


REINVESTED EARNINGS
  At beginning of period................................     $  382.0   $  287.4  $  291.8  $  220.5
  Add:  net income......................................        119.1      157.8     263.3     311.4
                                                             --------   --------  --------  --------
                                                                501.1      445.2     555.1     531.9
  Deduct:  dividends....................................         93.4      157.5     146.2     244.0
           other changes................................           .1         .5       1.3        .7
                                                             --------   --------  --------  --------
  At end of period......................................     $  407.6   $  287.2  $  407.6  $  287.2
                                                             ========   ========  ========  ========




                 See Notes to Condensed Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------

                                                June 30,   December 31,
                                                  1998         1997
                                                ---------  ------------

CURRENT ASSETS
Short-term investments........................  $    40.0      $   61.0
Accounts receivable:
  Trade and other, net of allowances for
     uncollectibles of $84.4 and $88.4........      745.5         812.7
  Affiliates..................................       13.4          12.6
Material and supplies.........................       30.1          42.7
Prepaid expenses..............................      161.2         155.6
Other.........................................        9.0           4.9
                                                ---------      --------
                                                    999.2       1,089.5
                                                ---------      --------

PLANT, PROPERTY AND EQUIPMENT.................   10,127.0       9,741.1
Less accumulated depreciation.................    5,823.4       5,597.0
                                                ---------      --------
                                                  4,303.6       4,144.1
                                                ---------      --------

OTHER ASSETS..................................      104.6         176.3
                                                ---------      --------

TOTAL ASSETS..................................  $ 5,407.4      $5,409.9
                                                =========      ========




                 See Notes to Condensed Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                        June 30,    December 31,
                                                          1998          1997
                                                      ------------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate.........................      $  494.5      $  427.4
  Other.............................................           5.6           5.4
Accounts payable and accrued liabilities:
  Affiliates........................................         296.5         368.0
  Other.............................................         482.1         565.9
Other liabilities...................................         131.1         116.6
                                                          --------      --------
                                                           1,409.8       1,483.3
                                                          --------      --------

LONG-TERM DEBT......................................       1,284.5       1,287.2
                                                          --------      --------

EMPLOYEE BENEFIT OBLIGATIONS........................         756.8         791.1
                                                          --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Unamortized investment tax credits..................          26.5          28.3
Other...............................................         141.0         147.0
                                                          --------      --------
                                                             167.5         175.3
                                                          --------      --------

SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned
 by parent..........................................       1,381.2       1,381.2
Reinvested earnings.................................         407.6         291.8
                                                          --------      --------
                                                           1,788.8       1,673.0
                                                          --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT.......      $5,407.4      $5,409.9
                                                          ========      ========




                  See Notes to Condensed Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)


                                                       Six months ended
                                                           June 30,
                                                      -------------------
                                                        1998       1997
                                                      --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........   $  581.0   $  530.7
                                                      --------   --------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............       21.0       25.6
Additions to plant, property and equipment.........     (513.0)    (355.3)
Other, net.........................................       (3.5)      11.7
                                                      --------   --------
Net cash used in investing activities..............     (495.5)    (318.0)
                                                      --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..       (2.6)      (2.3)
Net change in note payable to affiliate............       67.1       46.8
Dividends paid.....................................     (146.2)    (244.0)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........       (3.8)     (13.2)
                                                      --------   --------
Net cash used in financing activities..............      (85.5)    (212.7)
                                                      --------   --------

NET CHANGE IN CASH.................................        ---        ---

CASH, BEGINNING OF PERIOD..........................        ---        ---
                                                      --------   --------


CASH, END OF PERIOD................................   $    ---   $    ---
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

2. Dividend

   On August 3, 1998, the Company declared and paid a dividend in the amount of $93.4 million to Bell Atlantic.

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

   Revenues related to the Company's directory publishing activities transferred were approximately $47 million and $153 million for the six months ended June 30, 1998 and 1997, respectively. Direct expenses related to the directory publishing activities transferred were approximately $18 million and $67 million for the six months ended June 30, 1998 and 1997, respectively. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

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

                       Bell Atlantic - New Jersey, Inc.

5. Recent Accounting Pronouncement

Costs of Computer Software

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be adopted no later than January 1, 1999.

   The Company currently capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred. The Company is currently evaluating the provisions of SOP 98-1 and has not yet quantified the effect at this time. The adoption of SOP 98-1 is expected to result in an increase in earnings in the year of adoption due to the prospective capitalization of costs which were previously expensed.

6. Proposed Bell Atlantic - GTE Merger

   Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

   It is expected that the merger will qualify as a "pooling of interests," which means for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and GTE. The companies expect to close the merger in the second half of 1999.

                       Bell Atlantic - New Jersey, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $263.3 million for the six month period ended June 30, 1998, compared to net income of $311.4 million for the same period in 1997.

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

   Revenues related to the Company's directory publishing activities transferred were approximately $47 million and $153 million for the six months ended June 30, 1998 and 1997, respectively. Direct expenses related to the directory publishing activities transferred were approximately $18 million and $67 million for the six months ended June 30, 1998 and 1997, respectively. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

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

   These and other items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


OPERATING REVENUE STATISTICS
----------------------------

                                              1998    1997   % Change
-----------------------------------------------------------------------------

At June 30
----------
  Access Lines in Service (in thousands)*
   Residence..............................    3,975   3,800       4.6%
   Business...............................    2,268   2,053      10.5
   Public.................................       95      95       ---
                                             ------  ------
                                              6,338   5,948       6.6
                                             ======  ======

Six Month Period Ended June 30
------------------------------
  Access Minutes of Use (in millions).....   15,719  13,826      13.7
                                             ======  ======

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels to conform with the 1998 presentation.

                       Bell Atlantic - New Jersey, Inc.

OPERATING REVENUES
------------------
(Dollars in Millions)


Six Month Period Ended June 30            1998      1997
--------------------------------------------------------------------------------

Local services......................  $  764.7  $  713.0
Network access services.............     580.1     538.4
Long distance services..............     257.2     325.8
Ancillary services..................     125.8     123.5
Directory and information services..      60.5     165.9
                                      --------  --------
Total...............................  $1,788.3  $1,866.6
                                      ========  ========


LOCAL SERVICES REVENUES

   1998 - 1997                    Increase
--------------------------------------------------------------------------------
   Six Months                   $51.7   7.3%
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

   Higher usage of the Company's network facilities was the primary reason for the increase in local services revenues in the first half of 1998. This growth was generated by an increase in access lines in service of 6.6% from June 30, 1997, and higher business message volumes. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1998.

   The Company also recognized higher revenues from public telephone and value-added services. Value-added services revenues grew principally due to higher customer demand and usage, while price increases for usage of the Company's pay phones and the implementation of new charges to carriers resulting from pay phone deregulation in April 1997 were the principal reasons for the improvement in public telephone services revenues.


NETWORK ACCESS SERVICES REVENUES

   1998 - 1997                    Increase
--------------------------------------------------------------------------------
   Six Months                   $41.7   7.7%
--------------------------------------------------------------------------------

   Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

   Network access services revenues grew in the first six months of 1998 primarily as a result of higher customer demand as reflected by growth in access minutes of use of 13.7% over the same period in 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. Growth in access revenues also reflects higher network usage by alternative providers of intraLATA toll services. Network access revenues were also higher due to the effect of recording amounts received from other local exchange carriers for terminating calls on the Company's network in Network Access Services Revenues, beginning in 1998. In 1997, these amounts were recorded in Ancillary Services Revenues. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in 1998. These increases were partially offset by net price reductions mandated by a federal price cap plan.

   Effective July 1, 1998, the Company implemented price decreases of approximately $15 million on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) Price Cap Plan. The rates included in

                       Bell Atlantic - New Jersey, Inc.

this 1998 filing will be in effect through June 1999. The July 1, 1998 rates include amounts necessary to recover the Company's contribution to the FCC's new universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. The Company's contributions to the universal service fund are included in Other Operating Expenses.


LONG DISTANCE SERVICES REVENUES

   1998 - 1997                        (Decrease)
--------------------------------------------------------------------------------
   Six Months                  $(68.6)          (21.1)%
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

   Long distance services revenues declined in the first half of 1998 due to increased competition for intraLATA toll services as a result of the introduction of presubscription in May 1997. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The adverse impact on revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of the Company's network by these alternative providers.

   Price reductions on certain toll services as part of the Company's response to competition also contributed to the decline in long distance services revenues in 1998. These revenue reductions were partially offset by higher calling volumes generated by an increase in access lines in service.


ANCILLARY SERVICES REVENUES

   1998 - 1997                         Increase
--------------------------------------------------------------------------------
   Six Months                    $2.3             1.9%
--------------------------------------------------------------------------------

   The Company provides ancillary services which include billing and collection services provided to long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates, usage of separately priced (unbundled) components of its network, sales of materials and supplies to affiliates and voice messaging services.

   Ancillary services revenues grew in the first six months of 1998 as a result of increased demand by long distance carriers and affiliates for billing and collection services and increased market penetration for voice messaging services, principally Home Voice Mail.

   These revenue increases were partially offset by the effect of recording amounts received from other local exchange carriers for terminating calls on the Company's network in Network Access Services Revenues, beginning in 1998. In 1997, these amounts were recorded in Ancillary Services Revenues.

                       Bell Atlantic - New Jersey, Inc.

DIRECTORY AND INFORMATION SERVICES  REVENUES

   1998 - 1997                   (Decrease)
--------------------------------------------------------------------------------
   Six Months             $(105.4)        (63.5)%
--------------------------------------------------------------------------------

   As described earlier, the Company transferred certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary, effective March 1, 1998. As a result, revenues associated with directory publishing activities transferred are no longer earned by the Company. Beginning March 1, 1998, the Company's directory and information services revenues are earned primarily from fees for nonpublication of telephone numbers and multiple white page listings, and from a contract with an affiliate for usage of the Company's directory listings.

   The decrease in directory and information services revenues in 1998 was principally due to the effect of the transfer of directory publishing activities.


OPERATING EXPENSES
------------------
(Dollars in Millions)

Six Month Period Ended June 30                      1998      1997
-----------------------------------------------------------------------

Employee costs, including benefits and taxes..  $  342.1  $  343.7
Depreciation and amortization.................     355.3     352.3
Taxes other than income.......................      57.5     104.2
Other operating expenses......................     538.3     545.5
                                                --------  --------
Total.........................................  $1,293.2  $1,345.7
                                                ========  ========

EMPLOYEE COSTS

   1998 - 1997                   (Decrease)
--------------------------------------------------------------------------------
   Six Months               $(1.6)          (.5)%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contractual basis, are allocated to the Company and are included in Other Operating Expenses.

   Employee costs decreased in the first six months of 1998 primarily as a result of lower pension and benefit costs. The reduction in pension and benefit costs was caused by a number of factors, including changes in actuarial assumptions, favorable pension plan investment returns and lower than expected medical claims. A decline in repair and maintenance activity further reduced employee costs. These cost reductions were substantially offset by annual salary and wage increases for management and associate employees, the effect of higher work force levels and an increase in overtime pay.

   Associate employee wages and pension and other benefits are determined under contracts with unions representing associate employees of the Company. On August 11, 1998, the Company and the Communications Workers of America (CWA) reached a tentative agreement on a new 2-year contract. The contract provides for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. Pensions will increase by 11 percent. Union-represented employees are eligible for standard cash awards of $400 for 1998 and $500 for 1999, which can be increased or decreased based on financial and customer care performance results. The new contract also includes other benefit improvements and certain employment security provisions. The labor agreement with the CWA is subject to ratification by the union membership, which is expected within the next 30 days.

   The contract covering International Brotherhood of Electrical Workers' members does not expire until August 2000.

                       Bell Atlantic - New Jersey, Inc.

DEPRECIATION AND AMORTIZATION

   1998 - 1997                        Increase
--------------------------------------------------------------------------------
   Six Months                    $3.0          .9%
--------------------------------------------------------------------------------

   Depreciation and amortization expense increased in the first six months of 1998 over the same period in 1997 principally due to growth in depreciable telephone plant. This increase was substantially offset by the effect of lower rates of depreciation and amortization.


TAXES OTHER THAN INCOME

   1998 - 1997                       (Decrease)
--------------------------------------------------------------------------------
   Six Months                  $(46.7)      (44.8)%
--------------------------------------------------------------------------------

   Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

   The decrease in taxes other than income was largely attributable to the enactment of a New Jersey tax law that repealed the gross receipts tax applicable to telephone companies and extended the net-income-based corporate business tax to include telephone companies formerly subject to the gross receipts tax. This state tax law change, which became effective on January 1, 1998, resulted in the reduction of gross receipts tax of approximately $36 million in the first six months of 1998. This reduction was offset by the recognition of state income taxes of approximately $41 million attributable to the enactment of the law. A reduction in property taxes resulting from lower property assessments also contributed to the decrease in taxes other than income.


OTHER OPERATING EXPENSES

   1998 - 1997                       (Decrease)
--------------------------------------------------------------------------------
   Six Months                   $(7.2)       (1.3)%
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

   The decrease in other operating expenses was largely attributable to the transfer of directory publishing activities and lower costs for contract services. The reduction in contract services was primarily due to the disposition of Bell Atlantic's ownership interest in Bell Communications Research Inc. (Bellcore) in November 1997. The Company continues to contract with Bellcore for technical and support services, but to a lesser extent.

   These decreases were substantially offset by the Company's contribution to the federal universal service fund, as described earlier, higher network software purchases and higher centralized services expenses allocated from NSI. The rise in centralized services expenses was primarily due to transition and integration costs allocated to the Company in connection with the merger of Bell Atlantic and NYNEX Corporation, partially offset by lower pension and benefit costs incurred by NSI. Higher costs for materials and higher interconnection charges for terminating calls on the networks of competitive local exchange and other carriers further offset the decreases in other operating expenses.

                       Bell Atlantic - New Jersey, Inc.

OTHER INCOME, NET

   1998 - 1997                     Increase
--------------------------------------------------------------------------------
   Six Months                    $1.0   52.6%
--------------------------------------------------------------------------------

   The change in other income, net, was attributable to the recognition of interest income in connection with the settlement of tax-related matters and the recognition of a gain on the disposition of certain property in April 1998.


INTEREST EXPENSE

   1998 - 1997                     Increase
--------------------------------------------------------------------------------
   Six Months                    $3.1    6.2%
--------------------------------------------------------------------------------

   Interest expense increased in the first six months of 1998 principally as a result of higher levels of average short-term debt. This increase was partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

   Six Months Ended June 30
--------------------------------------------------------------------------------
   1998                             40.9%
--------------------------------------------------------------------------------
   1997                             34.2%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The Company's effective income tax rate was higher in the first six months of 1998 principally as a result of the recognition of state income taxes caused by the aforementioned change in the state tax law in New Jersey.


FINANCIAL CONDITION
-------------------

   The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at both June 30, 1998 and 1997 and December 31, 1997, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

   As of June 30, 1998, the Company had $55.5 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 49.9% as of June 30, 1998, compared to 49.0% as of June 30, 1997 and 50.7% as of December 31, 1997.

   On August 3, 1998, the Company declared and paid a dividend in the amount of $93.4 million to Bell Atlantic.

                       Bell Atlantic - New Jersey, Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1998.

                       Bell Atlantic - New Jersey, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - NEW JERSEY, INC.



Date:  August 13, 1998              By  /s/ Edwin F. Hall
                                       ------------------------------------
                                            Edwin F. Hall
                                            Chief Financial Officer



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 12, 1998.