Form 10-Q
period 2000-03-31
BELL ATLANTIC NEW JERSEY INC
filed 2000-05-12
CIK 71428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             _____________________

                                   FORM 10-Q
                             _____________________


(Mark one)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2000

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

                       Bell Atlantic - New Jersey, Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME


                                                             Three Months
                                                            Ended March 31,
                                                      -------------------------
(Dollars in Millions)(Unaudited)                         2000           1999
-------------------------------------------------------------------------------

OPERATING REVENUES
 (including $45.9 and $38.8 from affiliates)              $968.8         $910.6
                                                      -------------------------

OPERATING EXPENSES
Employee costs, including benefits and taxes               163.2          165.9
Depreciation and amortization                              199.3          184.8
Other (including $146.1 and $163.1 to affiliates)          259.0          269.3
                                                      -------------------------
                                                           621.5          620.0
                                                      -------------------------

OPERATING INCOME                                           347.3          290.6

OTHER INCOME, NET
 (including $.1 and $0 from affiliate)                       7.6             .8

INTEREST EXPENSE
 (including $8.0 and $5.5 to affiliate)                     28.7           26.7
                                                      -------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                   326.2          264.7

PROVISION FOR INCOME TAXES                                 133.2          108.0
                                                      -------------------------

NET INCOME                                                $193.0         $156.7
                                                      =========================

                  See Notes to Condensed Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------



                                                 March 31,      December 31,
(Dollars in Millions)(Unaudited)                   2000             1999
----------------------------------------------------------------------------

CURRENT ASSETS
Short-term investments                          $    44.9          $    67.3
Accounts receivable:
 Trade and other, net of allowances for
      uncollectibles of $63.2 and $79.6             734.3              721.6
 Affiliates                                          26.9               38.4
Material and supplies                                17.0               18.2
Prepaid expenses                                     44.3               53.9
Deferred income taxes                                12.3               12.0
Other                                                15.1                6.6
                                              ------------------------------
                                                    894.8              918.0
                                              ------------------------------

PLANT, PROPERTY AND EQUIPMENT                    11,251.8           11,073.3
Less accumulated depreciation                     6,637.6            6,487.4
                                              ------------------------------
                                                  4,614.2            4,585.9
                                              ------------------------------

DEFERRED INCOME TAXES                                45.9               55.4
                                              ------------------------------

OTHER ASSETS                                        239.3              158.2
                                              ------------------------------

TOTAL ASSETS                                    $ 5,794.2          $ 5,717.5
                                              ==============================


                  See Notes to Condensed Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                            CONDENSED BALANCE SHEETS


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                                     March 31,        December 31,
(Dollars in Millions)(Unaudited)                                       2000               1999
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
 Note payable to affiliate                                            $  434.7            $  539.7
 Other                                                                    26.6                26.3
Accounts payable and accrued liabilities:
 Affiliates                                                              220.6               290.8
 Other                                                                   597.3               492.6
Other liabilities                                                        120.7               120.1
                                                                 ---------------------------------
                                                                       1,399.9             1,469.5
                                                                 ---------------------------------

LONG-TERM DEBT                                                         1,256.6             1,256.9
                                                                 ---------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                             579.4               582.1
                                                                 ---------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                    242.2               217.8
Unamortized investment tax credits                                        21.6                22.1
Other                                                                    150.7               119.8
                                                                 ---------------------------------
                                                                         414.5               359.7
                                                                 ---------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by parent           1,381.2             1,381.2
Reinvested earnings                                                      762.9               668.4
Accumulated other comprehensive loss                                       (.3)                (.3)
                                                                 ---------------------------------
                                                                       2,143.8             2,049.3
                                                                 ---------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                         $5,794.2            $5,717.5
                                                                 =================================

                  See Notes to Condensed Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                             Three Months
                                                            Ended March 31,
                                                 -------------------------------
(Dollars in Millions)(Unaudited)                        2000          1999
--------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 449.3        $ 410.1
                                                 -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                     22.4           19.2
Capital expenditures                                   (264.7)        (219.0)
Other, net                                                (.6)           4.8
                                                 -------------------------------
Net cash used in investing activities                  (242.9)        (195.0)
                                                 -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations        (1.5)          (1.4)
Net change in note payable to affiliate                (105.0)         (55.2)
Dividend paid                                           (98.5)        (148.8)
Net change in outstanding checks drawn
     on controlled disbursement accounts                 (1.4)          (9.7)
                                                 -------------------------------
Net cash used in financing activities                  (206.4)        (215.1)
                                                 -------------------------------

NET CHANGE IN CASH                                        ---            ---

CASH, BEGINNING OF PERIOD                                 ---            ---
                                                 -------------------------------

CASH, END OF PERIOD                                   $   ---      $     ---
                                                 ===============================


                  See Notes to Condensed Financial Statements.

                       Bell Atlantic - New Jersey, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      Bell Atlantic - New Jersey, Inc. is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods.
These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1999 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2000 presentation.

2.    Dividend

      On May 1, 2000, we declared and paid a dividend in the amount of $134.6 million to Bell Atlantic.

3.    Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

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

FASB Interpretation - Stock Compensation

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

      The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

      We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

                       Bell Atlantic - New Jersey, Inc.

SEC Staff Accounting Bulletin - Revenue Recognition

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria from when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

4.    Shareowner's Investment

                                                                   Accumulated
                                                                      Other
                                        Common     Reinvested     Comprehensive
(Dollars in Millions)                   Stock       Earnings           Loss
-------------------------------------------------------------------------------

Balance at December 31, 1999           $1,381.2        $668.4              $(.3)
Net income                                              193.0
Dividend paid to Bell Atlantic                          (98.5)
                                     ------------------------------------------
Balance at March 31, 2000              $1,381.2        $762.9              $(.3)
                                     ==========================================

      Net income and comprehensive income were the same for the three months ended March 31, 2000 and 1999.

5.    Commitments and Contingencies

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

      The companies are targeting completion of the merger in the second quarter of 2000. In April 2000, Bell Atlantic announced that the combined company will be called Verizon Communications.

                       Bell Atlantic - New Jersey, Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
             (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

      We reported net income of $193.0 million for the three month period ended March 31, 2000, compared to net income of $156.7 million for the same period in 1999.

      Our results for 1999 were affected by special items. The special items were comprised of our allocated share of charges from Bell Atlantic Network Services, Inc. (NSI).

Merger-related Costs

      In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $2.0 million in the first quarter of 1999. These costs were recorded in Other Operating Expenses.

      Transition and integration costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs were expensed as incurred.


OPERATING REVENUE STATISTICS
----------------------------

                                                    2000      1999     % Change
-------------------------------------------------------------------------------
At March 31
------------
Access Lines in Service (in thousands)

    Residence                                      4,278     4,117          3.9%
    Business                                       2,465     2,363          4.3
    Public                                            92        94         (2.1)
                                                 ------------------
                                                   6,835     6,574          4.0
                                                 ==================
Three Months Ended March 31
----------------------------
Access Minutes of Use (in millions)                8,996     8,405          7.0
                                                 ==================


OPERATING REVENUES
------------------
(Dollars in Millions)                             Three Months Ended March 31
                                                -----------------------------

                                                          2000           1999
-----------------------------------------------------------------------------
Local services                                          $424.7         $398.3
Network access services                                  335.1          311.8
Long distance services                                   127.8          127.8
Ancillary services                                        81.2           72.7
                                                -----------------------------
Total                                                   $968.8         $910.6
                                                =============================

                       Bell Atlantic - New Jersey, Inc.

LOCAL SERVICES

      2000 - 1999                     Increase
--------------------------------------------------------------------------------
      First Quarter             $26.4          6.6%
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

      Local service revenues increased in the first quarter of 2000 due to higher customer demand and usage of our value-added services, as well as our national directory assistance and data transport and digital services. Local service revenue growth in the first quarter of 2000 also reflects higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 4.0% from March 31, 1999, and higher business message volumes.

      Growth in local service revenues were partially offset by a decline in revenues from our pay phone services due to the increasing popularity of wireless communications.


NETWORK ACCESS SERVICES

      2000 - 1999                     Increase
--------------------------------------------------------------------------------
      First Quarter             $23.3          7.5%
--------------------------------------------------------------------------------

      Network access revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

      Network access revenue growth in the first quarter of 2000 was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 7.0% from the same period in 1999. Volume growth also reflects a continuing expansion of the business market, particularly for high capacity data services. In the first quarter of 2000, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth this year.

      In addition, network access revenues included higher revenues received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the Federal Communications Commission (FCC) issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.

      Revenue growth was partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $4 million on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing will be in effect through June 2000. Interstate price decreases were $14 million on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund which are subject to adjustment every quarter due to potential increases or decreases in our contribution to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. As a result of a U.S. Court of Appeals decision last year, our contributions to the universal service fund were reduced by approximately $13 million annually beginning November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates.

                       Bell Atlantic - New Jersey, Inc.

LONG DISTANCE SERVICES

      2000 - 1999
--------------------------------------------------------------------------------
      First Quarter                  $0    ---%
--------------------------------------------------------------------------------

      Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the New Jersey Board of Public Utilities (BPU) except where they cross state lines. Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), and corridor services (between LATAs in southern New Jersey and Philadelphia and between LATAs in northern New Jersey and New York City).

      Long distance revenue was unchanged from the first quarter of 1999. There was a decline in long distance revenues in the first quarter of 2000 principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. However, this decline was entirely offset by additional revenue generated by higher calling volumes and price increases implemented on certain toll services. The negative effect of presubscription on long distance revenues was partially mitigated by increases in network access services for usage of our network by these alternative service providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers.


ANCILLARY SERVICES

      2000 - 1999                     Increase
--------------------------------------------------------------------------------
      First Quarter              $8.5          11.7%
--------------------------------------------------------------------------------

      Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, voice messaging, customer premises equipment (CPE) and wiring and maintenance services, and sales of materials and supplies to affiliates. Ancillary services revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      Ancillary services revenues increased in the first quarter of 2000 primarily as a result of higher payments received from competitive local exchange carriers for interconnection of their networks with our network and for the purchase of unbundled network elements. Revenue growth was also attributable to higher facilities rental revenues received from affiliates and greater demand for voice messaging services. These increases were partially offset by lower revenues from our billing and collection services.

                       Bell Atlantic - New Jersey, Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)                            Three Months Ended March 31
                                               -----------------------------


                                                         2000           1999
----------------------------------------------------------------------------

Employee costs, including benefits and taxes           $163.2         $165.9
Depreciation and amortization                           199.3          184.8
Other operating expenses                                259.0          269.3
                                               -----------------------------
Total                                                  $621.5         $620.0
                                               =============================



EMPLOYEE COSTS

      2000 - 1999                    (Decrease)
--------------------------------------------------------------------------------
      First Quarter             $(2.7)        (1.6)%
--------------------------------------------------------------------------------

      Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of NSI, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

      Employee costs decreased in the first quarter of 2000 primarily as a result of lower pension and benefit costs. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees.

      This cost reduction was partially offset by the effect of higher work force levels, annual salary and wage increases for management and associate employees and higher overtime payments.


DEPRECIATION AND AMORTIZATION

      2000 - 1999                     Increase
--------------------------------------------------------------------------------
      First Quarter             $14.5          7.8%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in the first quarter of 2000 over the same period in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER OPERATING EXPENSES

      2000 - 1999                    (Decrease)
--------------------------------------------------------------------------------
      First Quarter            $(10.3)        (3.8)%
--------------------------------------------------------------------------------

      Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

      The decrease in other operating expenses in the first quarter of 2000 was largely attributable to a reduction in centralized services expenses allocated from NSI, primarily as a result of lower employee costs incurred by NSI. This decrease was partially offset by higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their networks.

                       Bell Atlantic - New Jersey, Inc.

OTHER INCOME, NET

      2000 - 1999                     Increase
--------------------------------------------------------------------------------
      First Quarter              $6.8          --%
--------------------------------------------------------------------------------

      The change in other income, net, was primarily attributable to additional interest income associated with the settlement of a tax-related matter in the first quarter of 2000.


INTEREST EXPENSE

      2000 - 1999                     Increase
--------------------------------------------------------------------------------
      First Quarter              $2.0          7.5%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in the first quarter of 2000 over the same period in 1999 primarily due to higher levels of average short-term debt with an affiliate and higher interest rates associated with this debt.


EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31
--------------------------------------------------------------------------------
      2000                                40.8%
--------------------------------------------------------------------------------
      1999                                40.8%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was unchanged from the first quarter of 1999.


FINANCIAL CONDITION
-------------------

      We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at both March 31, 2000 and 1999 and December 31, 1999, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

      As of March 31, 2000, we had $365.3 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, we had $350.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic - GTE merger, the rating agencies placed our ratings under review for potential downgrade.

      Our debt ratio was 44.5% at March 31, 2000, compared to 47.6% at March 31, 1999 and 47.1% at December 31, 1999.

      On May 1, 2000, we declared and paid a dividend in the amount of $134.6 million to Bell Atlantic.

                       Bell Atlantic - New Jersey, Inc.

OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

      Price Caps

      As previously reported, in May 1999, the U. S. Court of Appeals reversed the FCC order that adopted the current 6.5% productivity factor applied to interstate access rates, but granted the FCC a stay of its order until April 1, 2000. The Court has further extended the stay until June 30, 2000 to allow the FCC time to consider an industry proposal to further restructure access rates.

Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

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

FASB Interpretation - Stock Compensation

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

      The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

      We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

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


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2000.

                       Bell Atlantic - New Jersey, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - NEW JERSEY, INC.



Date:  May 12, 2000                 By /s/ Edwin F. Hall
                                       ------------------------------------
                                           Edwin F. Hall
                                           Chief Financial Officer



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 10, 2000.