Form 10-Q
period 2001-09-30
VERIZON NEW JERSEY INC
filed 2001-11-14
CIK 71428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                             Verizon New Jersey Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME

                                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                                ------------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                             2001        2000                  2001        2000
----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $38.5, $41.4, $129.9 and $135.7
    from affiliates)                                                      $1,005.8    $  983.6              $2,999.6    $2,939.3
                                                                ------------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $185.8, $187.0, $550.4
     and $538.6 to affiliates)                                               455.5       463.2               1,426.0     1,403.1
Depreciation and amortization                                                230.7       206.5                 684.2       611.3
                                                                ------------------------------------------------------------------
                                                                             686.2       669.7               2,110.2     2,014.4
                                                                ------------------------------------------------------------------
OPERATING INCOME                                                             319.6       313.9                 889.4       924.9

OTHER INCOME AND (EXPENSE), NET
   (including $.1, $.3, $.7 and $1.6 from affiliates)                          1.0        (3.2)                  4.0         7.7

INTEREST EXPENSE
   (including $9.2, $11.5, $35.6 and $28.1 to affiliate)                      28.1        31.9                  92.6        90.0
                                                                ------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                     292.5       278.8                 800.8       842.6

PROVISION FOR INCOME TAXES                                                   119.2       113.7                 325.8       343.7
                                                                ------------------------------------------------------------------
NET INCOME                                                                $  173.3    $  165.1              $  475.0    $  498.9
                                                                ==================================================================

                  See Notes to Condensed Financial Statements.

                             Verizon New Jersey Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                               September 30, 2001     December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
CURRENT ASSETS
Short-term investments                                                                       $      --            $    75.2
Accounts receivable:
   Trade and other, net of allowances for uncollectibles of $122.4 and $84.0                     733.2                768.0
   Affiliates                                                                                     86.1                 38.3
Material and supplies                                                                             22.2                 16.1
Prepaid expenses                                                                                  35.4                 50.6
Deferred income taxes                                                                             39.0                 13.9
Other                                                                                             97.9                 90.5
                                                                                -------------------------------------------
                                                                                               1,013.8              1,052.6
                                                                                -------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                 12,374.3             11,790.6
Less accumulated depreciation                                                                  7,464.8              6,946.3
                                                                                -------------------------------------------
                                                                                               4,909.5              4,844.3
                                                                                -------------------------------------------

DEFERRED INCOME TAXES                                                                               --                  6.2
                                                                                -------------------------------------------

PREPAID PENSION ASSET                                                                            395.3                191.6
                                                                                -------------------------------------------

OTHER ASSETS                                                                                     372.8                418.3
                                                                                -------------------------------------------

TOTAL ASSETS                                                                                 $ 6,691.4            $ 6,513.0
                                                                                ===========================================

                  See Notes to Condensed Financial Statements.

                             Verizon New Jersey Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                               September 30, 2001      December 31, 2000
-------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                  $  833.9               $  982.8
   Other                                                                         108.1                    7.2
Accounts payable and accrued liabilities:
   Affiliates                                                                    225.6                  120.5
   Other                                                                         541.7                  512.7
Other liabilities                                                                208.5                  195.2
                                                            -------------------------------------------------
                                                                               1,917.8                1,818.4
                                                            -------------------------------------------------

LONG-TERM DEBT                                                                 1,150.7                1,251.4
                                                            -------------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                     571.1                  563.6
                                                            -------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                            471.7                  379.7
Unamortized investment tax credits                                                19.2                   20.1
Other                                                                            300.6                  279.5
                                                            -------------------------------------------------
                                                                                 791.5                  679.3
                                                            -------------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by parent                   1,381.2                1,381.2
Reinvested earnings                                                              879.1                  819.1
                                                            -------------------------------------------------
                                                                               2,260.3                2,200.3
                                                            -------------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                 $6,691.4               $6,513.0
                                                            =================================================

                  See Notes to Condensed Financial Statements.

                             Verizon New Jersey Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended September 30,
                                                                    ----------------------------------
(Dollars in Millions) (Unaudited)                                          2001                  2000
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $1,244.9               $ 969.6
                                                                    ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                       75.2                  67.3
Capital expenditures                                                     (722.9)               (800.4)
Other, net                                                                 (8.2)                (71.6)
                                                                    ----------------------------------
Net cash used in investing activities                                    (655.9)               (804.7)
                                                                    ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations                          (5.4)                 (4.8)
Net change in note payable to affiliate                                  (148.9)                212.3
Dividends paid                                                           (415.0)               (367.7)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                  (19.7)                 (4.7)
                                                                    ----------------------------------
Net cash used in financing activities                                    (589.0)               (164.9)
                                                                    ----------------------------------
NET CHANGE IN CASH                                                           --                    --

CASH, BEGINNING OF PERIOD                                                    --                    --
                                                                    ----------------------------------

CASH, END OF PERIOD                                                    $     --               $    --
                                                                    ==================================

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

4.   Dividend

     On November 1, 2001, we declared and paid a dividend in the amount of $140.0 million to Verizon Communications.

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

6.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

                             Verizon New Jersey Inc.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

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

     In addition, we recorded pre-tax merger-related transition costs of $28.8 million in the first nine months of 2001 and $3.8 million for the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $40.1 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $5.3 million pre-tax charge for other actions in relation to the Bell Atlantic - GTE merger. This charge was related to the write-off of duplicate assets.

8.   Shareowner's Investment

                                                         Common      Reinvested
(Dollars in Millions)                                     Stock        Earnings
--------------------------------------------------------------------------------
Balance at December 31, 2000                           $1,381.2         $ 819.1
Net income                                                                475.0
Dividends declared to Verizon Communications                             (415.0)
                                                      --------------------------
Balance at September 30, 2001                          $1,381.2         $ 879.1
                                                      ==========================

     Net income and comprehensive income were the same for the nine months ended September 30, 2001 and 2000.

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

                             Verizon New Jersey Inc.

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


RESULTS OF OPERATIONS
---------------------

     We reported net income of $475.0 million for the nine month period ended September 30, 2001, compared to net income of $498.9 million for the same period in 2000.

     Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

     The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                        (Dollars in Millions)
Nine Months Ended September 30                                                          2001            2000
---------------------------------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingency                                                              $  --           $  .5
                                                                                      ------------------------
Operations and Support Expenses
   Bell Atlantic-GTE merger direct incremental costs                                      --            18.9
   Bell Atlantic-GTE merger severance costs                                               --            19.8
   Bell Atlantic-GTE merger transition costs                                            28.8             3.8
   Bell Atlantic-GTE merger related costs                                                 --             5.3
   Other charges and special items                                                        --             8.2
                                                                                      ------------------------
                                                                                        28.8            56.0
                                                                                      ------------------------
Interest Expense
   Regulatory contingency                                                                 --              .2
                                                                                      ------------------------
Net impact on pre-tax income                                                           $28.8           $56.7
                                                                                      ========================

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

     In addition, we recorded pre-tax merger-related transition costs of $28.8 million in the first nine months of 2001 and $3.8 million for the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $5.3 million pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

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

     These and other items affecting the comparison of our results of operations for the nine month periods ended September 30, 2001 and 2000 are discussed in the following sections.



OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Months Ended September 30,                      2001                2000
--------------------------------------------------------------------------------
Local services                                   $1,463.1            $1,391.8
Network access services                           1,066.2             1,017.0
Long distance services                              331.6               363.2
Other services                                      138.7               167.3
                                              ----------------------------------
Total                                            $2,999.6            $2,939.3
                                              ==================================

LOCAL SERVICES

     2001 - 2000                                            Increase
--------------------------------------------------------------------------------
     Nine Months                                       $71.3          5.1%
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

     Local service revenues increased in the first nine months of 2001 primarily as a result of higher customer demand and usage of our value-added services, as a result of new packaging of services, and our wire-maintenance and directory assistance services. Higher payments received from competitive local exchange carriers for the purchase of unbundled network elements also contributed to the increase in local service revenues.

     Local service revenues were impacted by the effect of an economic slowdown and competition, as reflected by a decrease in the rate of growth of our switched access lines in service from September 30, 2000. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services in place of certain basic wireline services.


NETWORK ACCESS SERVICES

     2001 - 2000                                           Increase
--------------------------------------------------------------------------------
     Nine Months                                       $49.2          4.8%
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

     Network access revenue growth in the first nine months of 2001 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services. Network access revenue was also impacted by the effect of a special charge recorded in 2000, as described in the Results of Operations section.

                            Verizon New Jersey Inc.

     These increases were partially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. The New Jersey Board of Public Utilities (NJBPU) regulates us with respect to certain intrastate rates and services and certain other matters. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. The impact of the slowing economy also affected network access revenues in 2001.


LONG DISTANCE SERVICES

     2001 - 2000                                          (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                     $(31.6)        (8.7)%
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

     Long distance service revenues declined in the first nine months of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.


OTHER SERVICES

     2001 - 2000                                          (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                     $(28.6)       (17.1)%
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

     Other service revenues decreased in the first nine months of 2001 primarily due to lower billing and collection revenues, reflecting the take-back of these services by interexchange carriers. A decline in public telephone revenues, as more customers substituted wireless communications for pay phone services, and lower facilities rental revenues from affiliates also contributed to the reduction in other service revenues.

                            Verizon New Jersey Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

     2001 - 2000                                            Increase
--------------------------------------------------------------------------------
     Nine Months                                       $22.9          1.6%
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

     The increase in operations and support expenses was primarily attributable to an increase in the provision for uncollectible accounts receivable and annual salary and wage increases for management and non-management employees. These increases were substantially offset by lower pension and benefit costs, related to the amortization of actuarial gains, the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section, and reduced employee overtime pay. Business integration activities and effective cost control measures further offset the increases in expense.

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

     On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 per minute over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.


DEPRECIATION AND AMORTIZATION

     2001 - 2000                                            Increase
--------------------------------------------------------------------------------
     Nine Months                                       $72.9         11.9%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first nine months of 2001 principally due to growth in depreciable telephone plant and increased software amortization costs. Higher rates of depreciation also contributed to the increase, but to a lesser extent.


OTHER INCOME AND (EXPENSE), NET

     2001 - 2000                                           (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                       $(3.7)       (48.1)%
--------------------------------------------------------------------------------

     The change in other income and (expense), net, was primarily attributable to additional interest income associated with the settlement of a tax-related matter in the first quarter of 2000.

                           Verizon New Jersey Inc.

INTEREST EXPENSE

     2001 - 2000                                             Increase
--------------------------------------------------------------------------------
     Nine Months                                        $2.6          2.9%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense increased in the first nine months of 2001, over the same period in 2000, primarily as a result of higher levels of average short-term debt with an affiliate. This increase was partially offset by the effect of lower interest rates and by higher capitalized interest costs resulting from higher levels of average telephone plant under construction. The effect of additional interest costs in 2000 associated with a regulatory contingency, as described in the Results of Operations section, also offset the increase in expense, but to a lesser extent.


EFFECTIVE INCOME TAX RATES

     Nine Months Ended September 30,
--------------------------------------------------------------------------------
     2001                                                       40.7%
--------------------------------------------------------------------------------
     2000                                                       40.8%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was lower in the first nine months of 2001 principally due to non-recurring deferred income tax benefits recorded in the first quarter of 2001.

OTHER MATTERS
-------------

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                            Verizon New Jersey Inc.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

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


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit
                Number
                -------

                  12        Computation of Ratio of Earnings to Fixed Charges.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                            Verizon New Jersey Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Verizon New Jersey Inc.




Date: November 13, 2001                     By   /s/ Edwin F. Hall
                                               ---------------------------------
                                                     Edwin F. Hall
                                                     Chief Financial Officer




     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2001.

                            Verizon New Jersey Inc.

                                  EXHIBIT INDEX


Exhibit
Number                  Description
------                  -----------

  12                    Computation of Ratio of Earnings to Fixed Charges.