Form 10-Q
period 2002-06-30
VERIZON NEW JERSEY INC
filed 2002-08-14
CIK 71428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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


                 540 Broad Street, Newark, New Jersey 07102-3178


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

                             Verizon New Jersey Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME

                                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                                   -------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                        2002             2001           2002           2001
--------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $48.8, $41.6, $100.7 and $91.4 from affiliates)            $979.1          $1,000.3      $1,965.1       $1,993.8
                                                                   -------------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $186.2, $198.9, $347.8 and
   $364.6 to affiliates)                                                  502.8             477.9         925.5          970.5
Depreciation and amortization                                             226.3             229.0         452.0          453.5
                                                                   -------------------------------------------------------------
                                                                          729.1             706.9       1,377.5        1,424.0
                                                                   -------------------------------------------------------------

OPERATING INCOME                                                          250.0             293.4         587.6          569.8

OTHER INCOME, NET
   (including $0, $.1, $.2 and $.6 from affiliate)                          2.2                .9           3.1            3.0

INTEREST EXPENSE
   (including $1.8, $11.9, $3.4 and $26.4 to affiliate)                    30.9              30.5          65.1           64.5
                                                                   -------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
    EXTRAORDINARY ITEM                                                    221.3             263.8         525.6          508.3

PROVISION FOR INCOME TAXES                                                 90.7             107.4         215.3          206.6
                                                                   -------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                          130.6             156.4         310.3          301.7

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                     --                --          (1.7)            --
                                                                   -------------------------------------------------------------

NET INCOME                                                               $130.6          $  156.4      $  308.6        $ 301.7
                                                                   =============================================================


                  See Notes to Condensed Financial Statements.

                             Verizon New Jersey Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                                   June 30, 2002         December 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
CURRENT ASSETS
Short-term investments                                                                      $    45.1               $   128.0
Accounts receivable:
   Trade and other, net of allowances for uncollectibles of $150.5 and $154.8                   665.0                   707.7
   Affiliates                                                                                    64.7                    77.2
Material and supplies                                                                            15.5                    16.5
Prepaid expenses                                                                                 69.7                    30.4
Deferred income taxes                                                                            44.8                    34.6
Other                                                                                            93.2                    88.7
                                                                                  ----------------------------------------------
                                                                                                998.0                 1,083.1
                                                                                  ----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                12,681.0                12,538.2
Less accumulated depreciation                                                                 7,813.7                 7,594.4
                                                                                  ----------------------------------------------
                                                                                              4,867.3                 4,943.8
                                                                                  ----------------------------------------------

PREPAID PENSION ASSET                                                                           501.5                   374.2
                                                                                  ----------------------------------------------

OTHER ASSETS                                                                                    364.1                   383.7
                                                                                  ----------------------------------------------

TOTAL ASSETS                                                                                $ 6,730.9               $ 6,784.8
                                                                                  ==============================================


                  See Notes to Condensed Financial Statements.

                             Verizon New Jersey Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                                                    June 30, 2002       December 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                                 $  414.9                $  909.7
   Other                                                                                          5.3                   108.2
Accounts payable and accrued liabilities:

   Affiliates                                                                                   181.3                   242.7
   Other                                                                                        595.3                   753.7
Other liabilities                                                                               198.6                   197.8
                                                                                  ----------------------------------------------
                                                                                              1,395.4                 2,212.1
                                                                                  ----------------------------------------------

LONG-TERM DEBT                                                                                1,832.6                 1,148.8
                                                                                  ----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                    588.1                   576.5
                                                                                  ----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                           427.3                   367.1
Unamortized investment tax credits                                                               18.4                    18.8
Other                                                                                           261.0                   252.5
                                                                                  ----------------------------------------------
                                                                                                706.7                   638.4
                                                                                  ----------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by parent                                  1,381.2                 1,381.2
Reinvested earnings                                                                             826.9                   827.8
                                                                                  ----------------------------------------------
                                                                                              2,208.1                 2,209.0
                                                                                  ----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                $6,730.9                $6,784.8
                                                                                  ==============================================


                  See Notes to Condensed Financial Statements.

                             Verizon New Jersey Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                    Six Months Ended June 30,
                                                                                  ----------------------------------------------
(Dollars in Millions) (Unaudited)                                                                2002                    2001
--------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   $   502.5               $   727.2
                                                                                  ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                             82.9                    50.1
Capital expenditures                                                                           (355.2)                 (546.9)
Other, net                                                                                         .6                    (3.3)
                                                                                  ----------------------------------------------
Net cash used in investing activities                                                          (271.7)                 (500.1)
                                                                                  ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                        985.6                      --
Early extinguishment of debt                                                                   (305.0)                     --
Principal repayments of borrowings and capital lease obligations                               (104.0)                   (3.5)
Change in note payable to affiliate                                                            (494.8)                   65.1
Dividends paid                                                                                 (309.5)                 (275.0)
Net change in outstanding checks drawn
  on controlled disbursement accounts                                                            (3.1)                  (13.7)
                                                                                  ----------------------------------------------
Net cash used in financing activities                                                          (230.8)                 (227.1)
                                                                                  ----------------------- ----------------------

NET CHANGE IN CASH                                                                                 --                      --

CASH, BEGINNING OF PERIOD                                                                          --                      --
                                                                                  ----------------------- ----------------------

CASH, END OF PERIOD                                                                         $      --                $     --
                                                                                  ==============================================


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

      Our other intangible assets consist of non-network software as follows:


                                                                     As of June 30, 2002             As of December 31, 2001
                                                      ------------------------------------------------------------------------
                                                       Gross Carrying       Accumulated    Gross Carrying       Accumulated
(Dollars in Millions)                                          Amount      Amortization            Amount      Amortization
------------------------------------------------------------------------------------------------------------------------------
Non-network software (3 to 7 years)                            $190.3             $61.5            $188.9             $45.6


      Intangible assets amortization expense was $8.0 million for the three months ended June 30, 2002 and $15.9 million for the six months ended June 30, 2002. It is estimated to be $15.9 million for the remainder of 2002, $31.7 million in 2003, $29.6 million in 2004, $21.3 million in 2005 and $15.9 million in 2006, related to our non-network software.

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

                             Verizon New Jersey Inc.

3.    Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Dividend

      On August 1, 2002, we declared and paid a dividend from Reinvested Earnings in the amount of $150.0 million to Verizon Communications.

5.    Debt

      In January 2002, we issued $1.0 billion of 5 7/8% debentures due on January 17, 2012, at a discount. Proceeds from this sale of $985.6 million were used to repay or refinance existing indebtedness and for general corporate purposes.

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

                             Verizon New Jersey Inc.

6.    Shareowner's Investment

                                                    Common          Reinvested
(Dollars in Millions)                                Stock            Earnings
--------------------------------------------------------------------------------
Balance at December 31, 2001                         $1,381.2           $827.8
Net income                                                               308.6
Dividends declared to Verizon Communications                            (309.5)
                                                  ------------------------------
Balance at June 30, 2002                             $1,381.2           $826.9
                                                  ==============================

      Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

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

      Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

      Regulatory conditions to the Bell Atlantic - GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

8.    Employee Severance and Other Items

      In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $19.8 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

      During the fourth quarter of 2001, we recorded a charge of $73.5 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $91.2 million associated with employee severance and related pension enhancements. The charge included severance benefits of $61.5 million as recorded under SFAS No. 112 and related pension enhancements of $29.7 million. As of June 30, 2002, a total of approximately 810 employees have been separated under the 2001 and 2002 severance programs, excluding a significant number of voluntary separations that were not processed by June 30, 2002. The remaining severance liability relating to these programs is $111.7 million, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

      Also, in the second quarter of 2002, we recorded a pension settlement gain of $32.1 million as a result of pension plan distributions which surpassed the sum of service cost and interest cost during the year. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

                             Verizon New Jersey Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $308.6 million for the six month period ended June 30, 2002, compared to net income of $301.7 million for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

      During the second quarter of 2002, we recorded a charge of $91.2 million associated with employee severance and related pension enhancements. The charge included severance benefits of $61.5 million as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," and related pension enhancements of $29.7 million.

      Also, in the second quarter of 2002, we recorded a pension settlement gain of $32.1 million as a result of pension plan distributions which surpassed the sum of service cost and interest cost during the year. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

OPERATING REVENUES
------------------
(Dollars in Millions)

                                                   Six Months Ended June 30,
                                              ---------------------------------
                                                    2002                 2001
-------------------------------------------------------------------------------
Local services                                   $  932.6            $  971.6
Network access services                             745.2               702.5
Long distance services                              193.5               217.2
Other services                                       93.8               102.5
                                              ---------------------------------
Total                                            $1,965.1            $1,993.8
                                              =================================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

      2002 - 2001                                          (Decrease)
--------------------------------------------------------------------------------
      Six Months                                        $(39.0)     (4.0)%
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

                             Verizon New Jersey Inc.


      Local service revenues decreased in the first six months of 2002 primarily as a result of lower billings to CLECs for the purchase of UNEs and for the interconnection of their network with our network. The effect of the economic slowdown and competition, as reflected by a decline in our switched access lines in service of 3.4% from June 30, 2001, further reduced local service revenues. In addition, technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines.

NETWORK ACCESS SERVICES

      2002 - 2001                                           Increase
--------------------------------------------------------------------------------
      Six Months                                       $42.7         6.1%
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

      Network access service revenue growth in the first six months of 2002 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services. This increase was partially offset by the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs.

LONG DISTANCE SERVICES

      2002 - 2001                                          (Decrease)
--------------------------------------------------------------------------------
      Six Months                                        $(23.7)     (10.9)%
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

       Long distance service revenues declined in the first six months of 2002 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and the slowing economy also affected long distance service revenue growth.

OTHER SERVICES

      2002 - 2001                                          (Decrease)
--------------------------------------------------------------------------------
      Six Months                                        $(8.7)      (8.5)%
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

      Other service revenues decreased in the first six months of 2002 primarily due to a change in the allocation among affiliates of per call compensation for pay phone service and to lower facilities rental revenues from affiliates. In addition, the effect of a one-time reclassification in 2001, associated with regulatory-related activities further contributed to the decrease in other service revenues in the first half of 2002.

                             Verizon New Jersey Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

      2002 - 2001                                          (Decrease)
--------------------------------------------------------------------------------
      Six Months                                        $(45.0)     (4.6)%
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

      The decrease in operations and support expenses was primarily attributable to effective cost control measures, lower employee costs associated with declining workforce levels and the effect of pension settlement gains recorded in the second quarter of 2002 associated with lump-sum settlements of pension obligations for some former employees. Lower employee overtime pay, a decrease in the provision for uncollectible accounts receivable and a one-time reclassification in 2001 associated with regulatory-related activities also contributed to the decrease in operations and support expenses. These decreases were partially offset by employee severance and related pension enhancement costs recorded in the second quarter of 2002. Salary and wage increases for employees and higher interconnection and related costs associated with reciprocal compensation arrangements further offset the decline in operations and support expenses for the six months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION

      2002 - 2001                                          (Decrease)
--------------------------------------------------------------------------------
      Six Months                                        $(1.5)      (.3)%
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

      Depreciation and amortization expense decreased in the first six months of 2002 primarily due to the effect of lower rates of depreciation. This decrease was substantially offset by growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs.

OTHER RESULTS
-------------
(Dollars in Millions)

OTHER INCOME, NET

      2002 - 2001                                           Increase
--------------------------------------------------------------------------------
      Six Months                                        $0.1         3.3%
--------------------------------------------------------------------------------

      Other income, net includes equity income (losses), interest income and other nonoperating income and expense items.

      The increase in other income, net, was primarily attributable to nonperformance fees received from a vendor and higher interest income from an affiliate. These increases were substantially offset by lower interest income from our short-term investments.

                             Verizon New Jersey Inc.


INTEREST EXPENSE

      2002 - 2001                                           Increase
--------------------------------------------------------------------------------
      Six Months                                        $0.6         0.9%
--------------------------------------------------------------------------------

       Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense increased in the first six months of 2002, over the same period in 2001, primarily as a result of the effect of higher levels of long-term debt and, to a lesser extent, lower capitalized interest costs resulting from lower levels of average telephone plant under construction. These increases were substantially offset by lower interest rates on and lower average levels of short-term debt with an affiliate.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                      41.0%
--------------------------------------------------------------------------------
      2001                                                      40.6%
--------------------------------------------------------------------------------

         The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was higher for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to non-recurring deferred income tax benefits recorded in 2001.

EARLY EXTINGUISHMENT OF DEBT

      During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $1.7 million (net of income tax benefit of $1.2 million).

      See Note 5 to the Condensed Financial Statements.

OTHER MATTERS
-------------

State Regulation

      The NJBPU regulates our intrastate rates and services and other matters.

      The 1992 New Jersey Telecommunications Act classifies telecommunications services as "competitive" or "protected." On June 19, 2002, the NJBPU approved a new Plan for Alternative Form of Regulation, which became effective on July 1, 2002. Under the new plan, we provide "protected telephone services" and other services, including vertical services (Rate-Regulated Services). Currently, "protected telephone services" include basic residence, touch-tone, access services, and business local service for customers with four (4) lines or less, and the ordering, installation and restoration of these services.

      The new plan eliminates the prior earnings sharing provisions and there is no cap on earnings for Rate-Regulated Services. The new plan also includes an expanded Lifeline assistance program, with automatic enrollment for certain categories of disadvantaged households; changes in the NJBPU service quality measurements program; continuation of the Access New Jersey infrastructure grants to schools and libraries; and streamlined processes for the introduction and withdrawal of service packages and optional services.

      On July 15, 2002, the NJBPU announced an order on reconsideration of its December 17, 2001 decision in which it prescribed new rates, terms and conditions for UNEs which we are required to make available to CLECs. Many of these rates constitute substantial reductions to our prior UNE rates. We are currently planning to seek judicial review of these rates.

                             Verizon New Jersey Inc.

In-Region Long Distance

      Under the Telecommunications Act of 1996, our ability to offer in-region long distance services (that is, services originating in the state where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We must also demonstrate to the FCC that entry into the in-region long distance market would be in the public interest.

      On June 24, 2002, the FCC released an order approving our application for permission to enter the in-region long distance market in New Jersey. Since July 3, 2002, in-region long distance is being offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.

Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

                             Verizon New Jersey Inc.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

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

      Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

                             Verizon New Jersey Inc.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There were no proceedings reportable under this Item.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits:

                Exhibit
                Number
                -------

                  3b       Amended Bylaws of Verizon New Jersey Inc.

                  12       Computation of Ratio of Earnings to Fixed Charges.

            (b) Reports on Form 8-K:

                There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                             Verizon New Jersey Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Verizon New Jersey Inc.


Date: August 14, 2002                    By   /s/ Edwin F. Hall
                                              ---------------------------------
                                                  Edwin F. Hall
                                                  Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                 EXHIBIT INDEX

                Exhibit
                Number
                -------

                     3b  Amended Bylaws of Verizon New Jersey Inc.

                     12  Computation of Ratio of Earnings to Fixed Charges.