Form 10-Q
period 2002-09-30
VERIZON NEW JERSEY INC
filed 2002-11-13
CIK 71428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-3488

VERIZON NEW JERSEY INC.

A New Jersey Corporation	I.R.S. Employer Identification No. 22-1151770

540 Broad Street, Newark, New Jersey 07102-3178

Telephone Number (973) 649-9900

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒          No ☐

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

VERIZON NEW JERSEY INC.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2002	2001	2002	2001
OPERATING REVENUES (including $49.5, $38.5, $150.2 and $129.9 from affiliates)	$986.7	$1,005.8	$2,951.8	$2,999.6

Operations and support expense (exclusive of items shown below) (including $184.0, $185.8, $531.8 and $550.4 to affiliates)	452.5	455.5	1,378.0	1,426.0
Depreciation and amortization	216.0	230.7	668.0	684.2

	668.5	686.2	2,046.0	2,110.2

OPERATING INCOME	318.2	319.6	905.8	889.4
OTHER INCOME, NET (including $0, $.1, $.2 and $.7 from affiliates)	.5	1.0	3.6	4.0
INTEREST EXPENSE (including $1.8, $9.2, $5.2 and $35.6 to affiliate)	30.3	28.1	95.4	92.6

INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	288.4	292.5	814.0	800.8
PROVISION FOR INCOME TAXES	118.1	119.2	333.4	325.8

INCOME BEFORE EXTRAORDINARY ITEM	170.3	173.3	480.6	475.0
EXTRAORDINARY ITEM Early extinguishment of debt, net of tax	—	—	(1.7)	—

NET INCOME	$170.3	$173.3	$478.9	$475.0

See Notes to Condensed Financial Statements.

VERIZON NEW JERSEY INC.

CONDENSED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
(Dollars in Millions)
ASSETS
CURRENT ASSETS
Short-term investments	$3.6	$128.0
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $154.7 and $154.8	706.5	707.7
Affiliates	58.8	77.2
Material and supplies	13.7	16.5
Prepaid expenses	51.7	30.4
Deferred income taxes	60.1	34.6
Other	89.6	88.7

	984.0	1,083.1

PLANT, PROPERTY AND EQUIPMENT	12,686.4	12,538.2
Less accumulated depreciation	7,868.7	7,594.4

	4,817.7	4,943.8

PREPAID PENSION ASSET	561.8	374.2

OTHER ASSETS	337.2	383.7

TOTAL ASSETS	$6,700.7	$6,784.8

See Notes to Condensed Financial Statements.

VERIZON NEW JERSEY INC.

CONDENSED BALANCE SHEETS

(Dollars in Millions)	September 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND SHAREOWNER’S INVESTMENT
CURRENT LIABILITIES
Debt maturing within one year:
Note payable to affiliate	$356.0	$909.7
Other	3.7	108.2
Accounts payable and accrued liabilities:
Affiliates	157.9	242.7
Other	591.6	753.7
Other liabilities	196.8	197.8

	1,306.0	2,212.1

LONG-TERM DEBT	1,833.1	1,148.8

EMPLOYEE BENEFIT OBLIGATIONS	592.4	576.5

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	486.7	367.1
Unamortized investment tax credits	18.1	18.8
Other	235.9	252.5

	740.7	638.4

SHAREOWNER’S INVESTMENT
Common stock—one share, without par value, owned by parent	1,381.2	1,381.2
Reinvested earnings	847.3	827.8

	2,228.5	2,209.0

TOTAL LIABILITIES AND SHAREOWNER’S INVESTMENT	$6,700.7	$6,784.8

See Notes to Condensed Financial Statements.

VERIZON NEW JERSEY INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2002	2001
NET CASH PROVIDED BY OPERATING ACTIVITIES	$826.1	$1,244.9

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments	124.4	75.2
Capital expenditures	(510.7)	(722.9)
Other, net	1.1	(8.2)

Net cash used in investing activities	(385.2)	(655.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	985.6	—
Early extinguishment of debt	(305.0)	—
Principal repayments of borrowings and capital lease obligations	(106.1)	(5.4)
Change in note payable to affiliate	(553.7)	(148.9)
Dividends paid	(459.5)	(415.0)
Net change in outstanding checks drawn on controlled disbursement accounts	(2.2)	(19.7)

Net cash used in financing activities	(440.9)	(589.0)

NET CHANGE IN CASH	—	—
CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

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

We have reclassified certain amounts from prior year’s data to conform to the 2002 presentation.

2.    Adoption of New Accounting Standards

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit’s goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or indefinite-lived intangible assets at December 31, 2001 and 2000.

Our other intangible assets consist of non-network software as follows:

	As of September 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in Millions)
Non-network software (3 to 7 years)	$190.3	$69.4	$188.9	$45.6

Intangible assets amortization expense was $7.9 million for the three months ended September 30, 2002 and $23.8 million for the nine months ended September 30, 2002. Amortization expense is estimated to be $7.9 million for the remainder of 2002, $31.7 million in 2003, $29.6 million in 2004, $21.3 million in 2005 and $15.9 million in 2006, related to our non-network software.

Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, we adopted SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

VERIZON NEW JERSEY INC.

3.    Recent Accounting Pronouncements

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Debt Extinguishment

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB No. 30 are met. We are required to adopt this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Dividend

On November 1, 2002, we declared and paid a dividend in the amount of $152.0 million to Verizon Communications.

5.    Debt

In January 2002, we issued $1.0 billion of 5 7/8% debentures due on January 17, 2012, at a discount. Proceeds from this sale of $985.6 million were used to repay or refinance existing indebtedness and for general corporate purposes.

In March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $1.7 million (net of income tax benefits of $1.2 million). These debt extinguishments consisted of the following:

•	$55.0 million of 5 7/8% debentures due on December 1, 2006

•	$50.0 million of 6 5/8% debentures due on April 1, 2008

•	$125.0 million of 7 1/4% debentures due on April 1, 2011

•	$75.0 million of 7 3/8% debentures due on June 1, 2012

VERIZON NEW JERSEY INC.

6.    Shareowner’s Investment

	Common Stock	Reinvested Earnings
	(Dollars in Millions)
Balance at December 31, 2001	$1,381.2	$827.8
Net income		478.9
Dividends declared to Verizon Communications		(459.5)
Other		.1

Balance at September 30, 2002	$1,381.2	$847.3

Net income and comprehensive income were the same for the nine months ended September 30, 2002 and 2001.

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

Regulatory conditions to the Bell Atlantic–GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

8.    Employee Severance

In connection with the Bell Atlantic–GTE merger on June 30, 2000, we incurred charges associated with employee severance of $19.8 million. These costs, as recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. The severances in connection with the Bell Atlantic–GTE merger are complete.

During the fourth quarter of 2001, we recorded a charge of $73.5 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $91.2 million associated with employee severance and related pension enhancements. The charge included severance benefits of $61.5 million as recorded under SFAS No. 112 and related pension enhancements of $29.7 million as recorded under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.” As of September 30, 2002, a total of approximately 1,140 management and associate employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $93.2 million, which includes future payments to employees separated as of September 30, 2002. We expect to complete the severance programs within a year of when the respective charges were recorded. During the nine months ended September 30, 2002, we recorded a net pension settlement gain of $30.5 million in connection with previously announced employee separations. SFAS No. 88 requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached. Employee benefit costs are recorded in Operations and Support Expense in our Statement of Income.

VERIZON NEW JERSEY INC.

Item 2.    Management’s Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS

We reported net income of $478.9 million for the nine month period ended September 30, 2002, compared to net income of $475.0 million for the same period in 2001. Our reported results included the following special items:

Employee Severance

During the second quarter of 2002, we recorded a charge of $91.2 million associated with employee severance and related pension enhancements. The charge included severance benefits of $61.5 million as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, “Employers’ Accounting for Postemployment Benefits,” and related pension enhancements of $29.7 million as recorded under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.”

During the nine months ended September 30, 2002, we recorded a net pension settlement gain of $30.5 million in connection with previously announced employee separations. SFAS No. 88 requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

WorldCom Inc.

WorldCom Inc. (WorldCom), including its affiliates, purchases dedicated local exchange capacity from us to support its private networks and we also charge WorldCom for access to our local network. In addition, we sell local wholesale interconnection services and provide billing and collection services to WorldCom. We purchase long distance and related services from WorldCom. On July 21, 2002, WorldCom filed for Chapter 11 bankruptcy protection.

During the third quarter of 2002, we recorded revenues earned from the provision of primarily network access services to WorldCom of $48.2 million. If WorldCom terminates contracts with us for the provision of services, our operating revenues would be lower in future periods. Lower revenues as a result of canceling contracts for the provision of services could be partially offset, in some cases, by the migration of customers on the terminated facilities to us or other carriers who purchase capacity and/or interconnection services from us.

At September 30, 2002, accounts receivable from WorldCom, net of a provision for uncollectibles, was $14.9 million. We continue to closely monitor our collections on WorldCom account balances. WorldCom is current with respect to its post-bankruptcy obligations. We believe that we are adequately reserved for the potential risk of non-payment of pre-bankruptcy receivables from WorldCom.

OPERATING REVENUES
(Dollars in Millions)

	Nine Months Ended September 30,
	2002	2001
Local services	$1,421.1	$1,463.1
Network access services	1,107.3	1,066.2
Long distance services	285.5	331.6
Other services	137.9	138.7

Total	$2,951.8	$2,999.6

We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

VERIZON NEW JERSEY INC.

LOCAL SERVICES

2002—2001	(Decrease)
Nine Months	$(42.0)	(2.9)%

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

Local service revenues decreased in the first nine months of 2002 primarily due to the effect of lower demand and usage of some basic wireline and private line services. Our switched access lines in service declined 4.1% from September 30, 2001 primarily reflecting the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines.

NETWORK ACCESS SERVICES

2002—2001	Increase
Nine Months	$41.1	3.9%

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

The increase in network access revenues in the first nine months of 2002 was mainly attributable to higher customer demand for special access and end-user services. Special access services growth reflects strong demand in the business market for high-capacity, high-speed digital services. These increases were partially offset by lower demand for switched access services due, in part, to the weakened economy and technology substitution.

LONG DISTANCE SERVICES

2002—2001	(Decrease)
Nine Months	$(46.1)	(13.9)%

Long distance revenues are earned primarily from calls made to points outside a customer’s local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), and corridor services (between LATAs in southern New Jersey and Philadelphia and between LATAs in northern New Jersey and New York City).

Long distance service revenues declined in the first nine months of 2002 primarily due to the effects of competition and toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution, local competition and lower access line growth due to the slowing economy also affected long distance service revenue growth.

VERIZON NEW JERSEY INC.

OTHER SERVICES

2002—2001	(Decrease)
Nine Months	$(.8)	(.6)%

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

Other service revenues decreased in the first nine months of 2002 primarily due to a change in the allocation percentage among affiliates for per call compensation of pay phone service. This decrease was substantially offset by higher facilities rental revenues from affiliates.

OPERATING EXPENSES
(Dollars in Millions)

OPERATIONS AND SUPPORT

2002—2001	(Decrease)
Nine Months	$(48.0)	(3.4)%

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

The decrease in operations and support expenses was primarily attributable to lower spending for contracted and centralized services expenses principally as a result of lower volumes of business and cost containment measures.

This decrease was partially offset by higher interconnection and related costs associated with reciprocal compensation arrangements. In addition, employee costs increased slightly due to higher benefit costs, partially offset by the effect of declining workforce levels. As described earlier, in 2002, we recorded charges of $91.2 million associated with employee severance costs and other severance-related activities. Further, we recorded a net pension settlement gain of $30.5 million in 2002. Pension income (excluding settlement gains and losses) was $164.7 million and $184.8 million for the nine month periods ended September 30, 2002 and 2001, respectively.

DEPRECIATION AND AMORTIZATION

2002—2001	(Decrease)
Nine Months	$(16.2)	(2.4)%

Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

Depreciation and amortization expense decreased in the first nine months of 2002 primarily due to the effect of lower rates of depreciation. This decrease was substantially offset by growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs.

VERIZON NEW JERSEY INC.

OTHER RESULTS
(Dollars in Millions)

OTHER INCOME, NET

2002—2001	(Decrease)
Nine Months	$(.4)	(10.0)%

Other income, net includes equity income (losses), interest income and other nonoperating income and expense items.

The decrease in other income, net, was primarily attributable to lower interest income from our short-term investments. This decrease was partially offset by nonperformance fees received from a vendor.

INTEREST EXPENSE

2002—2001	Increase
Nine Months	$2.8	3.0%

Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Interest expense increased in the first nine months of 2002, as compared to the same period in 2001, primarily as a result of the effect of higher levels of long-term debt and, to a lesser extent, lower capitalized interest costs resulting from lower levels of average telephone plant under construction. These increases were substantially offset by lower interest rates on short-term debt with an affiliate and the effect of lower average levels of short-term debt with an affiliate.

EFFECTIVE INCOME TAX RATES

Nine Months Ended September 30,
2002	41.0%
2001	40.7%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was higher for the nine months ended September 30, 2002, as compared to the same period in 2001, primarily due to non-recurring deferred income tax benefits recorded in 2001.

EARLY EXTINGUISHMENT OF DEBT

In March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $1.7 million (net of income tax benefit of $1.2 million).

See Note 5 to the Condensed Financial Statements.

VERIZON NEW JERSEY INC.

OTHER MATTERS

State Regulation

The New Jersey Board of Public Utilities (NJBPU) regulates our rates for intrastate rate-regulated services and other matters.

The 1992 New Jersey Telecommunications Act classifies telecommunications services as “competitive” or rate regulated. On June 19, 2002, the NJBPU approved a new Plan for Alternative Form of Regulation, which became effective on July 1, 2002. Under the new plan, we provide “protected telephone services” and other services, including vertical services (Rate-Regulated Services). Currently, “protected telephone services” include basic residence, touch-tone, access services other than those the NJBPU has deemed competitive, and business local service for customers with four (4) lines or less, and the ordering, installation and restoration of these services.

The new plan eliminates the prior earnings sharing provisions and there is no cap on earnings for Rate-Regulated Services. The new plan also includes an expanded Lifeline assistance program, with automatic enrollment for certain categories of low-income households; changes in the NJBPU service quality measurements program; continuation of the Access New Jersey infrastructure grants to schools and libraries; and streamlined processes for the introduction and withdrawal of service packages and optional services.

On July 15, 2002, the NJBPU announced an order on reconsideration of its December 17, 2001 decision in which it prescribed new rates, terms and conditions for UNEs which we are required to make available to CLECs. Many of these rates constitute substantial reductions to our prior UNE rates. We are currently planning to seek judicial review of these rates.

In-Region Long Distance

Under the Telecommunications Act of 1996, our ability to offer in-region long distance services (that is, services originating in the state where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point “competitive checklist” of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We must also demonstrate to the Federal Communications Commission (FCC) that entry into the in-region long distance market would be in the public interest.

On June 24, 2002, the FCC released an order approving our application for permission to enter the in-region long distance market in New Jersey. The order is currently on appeal to the U.S. Court of Appeals for the District of Columbia Circuit. Since July 3, 2002, in-region long distance is being offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.

Recent Accounting Pronouncements

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Debt Extinguishment

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” are met. We are required to adopt this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

VERIZON NEW JERSEY INC.

Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit rejected the justification relied upon by the FCC in its April 27, 2001 order, and remanded the order for further proceedings. It did not vacate the interim pricing rules established in that order.

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002, and September 25, 2002. As a result, the FCC’s underlying order remains in effect.

VERIZON NEW JERSEY INC.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this quarterly report (Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls.

There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

VERIZON NEW JERSEY INC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

(b)  There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2002.

VERIZON NEW JERSEY INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON NEW JERSEY INC.

By:	/s/ EDWIN F. HALL
Edwin F. Hall Controller

Date: November 13, 2002

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 2002.

VERIZON NEW JERSEY INC.

CERTIFICATIONS

I, Lawrence T. Babbio, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon New Jersey Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Lawrence T. Babbio, Jr.
Lawrence T. Babbio, Jr. Chairman of the Board and Chief Executive Officer

VERIZON NEW JERSEY INC.

CERTIFICATIONS

I, Lawrence R. Whitman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon New Jersey Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Lawrence R. Whitman
Lawrence R. Whitman Chief Financial Officer

VERIZON NEW JERSEY INC.

EXHIBIT INDEX

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.