Form 10-K
period 2002-12-31
VERIZON NEW JERSEY INC
filed 2003-03-19
CIK 71428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-3488

VERIZON NEW JERSEY INC.

A New Jersey Corporation	I.R.S. Employer Identification No. 22-1151770

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Verizon New Jersey Inc.

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 14, 2003.

Verizon New Jersey Inc.

PART I

Item 1. Business

(Abbreviated pursuant to General Instruction I(2).

GENERAL

Verizon New Jersey Inc. is incorporated under the laws of the State of New Jersey. We are a wholly owned subsidiary of Verizon Communications Inc. (Verizon).

We presently serve a territory consisting of Local Access and Transport Areas (LATAs) in the state of New Jersey. These LATAs are generally centered on a city or based on some other identifiable common geography.

We currently provide two basic types of telecommunications services:

•	Exchange telecommunication service is the transmission of telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

•	Exchange access service links a customer’s premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

As of December 31, 2002, we had approximately 10,100 employees. Approximately 87% of our employees (associates) are covered by collective bargaining agreements. Collective bargaining agreements with the unions expire in August 2003.

REGULATION

Telecommunications Act of 1996

We face increasing competition in all areas of our business. The Telecommunications Act of 1996 (1996 Act), regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints.

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

On June 24, 2002, the FCC released an order approving our application for permission to enter the in-region long distance market in New Jersey. The order is currently on appeal to the U.S Court of Appeals. Since July 3, 2002, in-region long distance is being offered by a separate non-regulated subsidiary of Verizon as required by law.

FCC Regulation and Interstate Rates

We are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2002, the FCC continued to implement reforms to the interstate access charge system and to implement the “universal service” and other requirements of the 1996 Act.

Verizon New Jersey Inc.

Access Charges and Universal Service

On May 31, 2000, the FCC adopted the Coalition for Affordable Local and Long Distance Services (CALLS) plan as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $0.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for the subset of special access services that remain subject to price cap regulation was set at 6.5% per year.

On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% minus an inflation factor and the size of the new universal service fund at $650 million. The entire plan (including these elements) will continue in effect pending the FCC’s further consideration of its justification of these components. As a result of tariff adjustments which became effective in July 2002, we reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. Verizon has been authorized to remove special access and dedicated transport services from price caps in 36 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in 17 additional MSAs in the former GTE territory. In addition, the FCC has found that in 20 MSAs Verizon has met the stricter standards to remove special access connections to end-user customers from price caps. Verizon also has an application pending that, if granted, would remove an additional three MSAs, and special access connections to end-user customers in two additional MSAs, from price cap regulation.

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

In addition to the unbundling requirements released in November 1999, the FCC released an order in a separate proceeding in December 1999, requiring incumbent local exchange companies also to unbundle and provide to competitors the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers’ voice services.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC’s requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. This portion of the court’s decision was stayed pending review by the U.S. Supreme Court. On May 13, 2002, the U.S. Supreme Court reversed that decision and upheld the FCC’s pricing rules.

On May 24, 2002, the U.S. Court of Appeals for the D.C. Circuit released an order that overturned the most recent FCC decision establishing which network elements were required to be unbundled. In particular, the court found that the FCC

Verizon New Jersey Inc.

did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite. The court also vacated a separate order that had authorized an unbundling requirement for “line sharing” where a competing carrier purchases only a portion of the copper connection to the end-user in order to provide high-speed broadband services using digital subscriber line (DSL) technology. Several parties, including the FCC, petitioned the court for rehearing of the court order. The court rejected the petitions that asked it to change its decision on September 4, 2002. The court did, however, stay its order vacating the FCC’s rules until February 20, 2003, to provide the FCC time to complete an ongoing rulemaking to determine what elements should be unbundled. Several carriers have sought U.S. Supreme Court review of the underlying court decision. That request remains pending.

On October 25, 2002, the U.S. Court of Appeals for the D.C. Circuit released an order upholding the FCC’s decisions that established interim limits on the availability of combinations of UNEs known as enhanced extended links or “EELs.” EELs consist of unbundled loops and transport elements. The FCC decisions limited access to EELs to carriers that would use them to provide a significant amount of local traffic, and not just use them as substitutes for special access services.

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking reopens the question of what network elements must be made available on an unbundled basis under the 1996 Act and will revisit the unbundling decisions made in the order overturned by the U.S. Court of Appeals for the D.C. Circuit. In this rulemaking, the FCC also will address other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. On February 20, 2003, the FCC announced a decision in its triennial review of UNEs, but the order has not yet been released.

Compensation for Internet Traffic

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale for its April 27, 2001 order, but declined to vacate the order while it is on remand.

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002 and September 25, 2002. One carrier has sought U.S. Supreme Court review of that denial. In the meantime, pending further action by the FCC, the FCC’s underlying order remains in effect.

State Regulation of Rates and Services

The 1992 New Jersey Telecommunications Act classifies telecommunications services as “competitive” or “protected.” “Protected telephone services” include basic residence, touch-tone, access services other than those otherwise deemed competitive by the New Jersey Board of Public Utilities (NJBPU), business local service for customers with four lines or less, and the ordering, installation and restoration of these services. We provide “protected telephone services” and other services, including vertical services (Rate-Regulated Services), under a Plan for Alternative Form of Regulation, which became effective on July 1, 2002, pursuant to a decision announced by the NJBPU on June 19, 2002.

The new plan eliminates the prior earnings sharing provisions.

On July 15, 2002, the NJBPU announced an order on reconsideration of its December 17, 2001 decision in which it prescribed new rates, terms and conditions under which we are required to make our network available to competitive local exchange carriers (CLECs). Many of these rates constitute substantial reductions to our prior UNE rates. We filed suit in the United States District Court for the District of New Jersey on November 7, 2002, seeking judicial review of these rates and compensation for the taking they effected. The case is presently pending.

Verizon New Jersey Inc.

COMPETITION

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

One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our company, to permit potential competitors (CLECs) to:

•	purchase service from the ILEC for resale to CLEC customers;
•	purchase UNEs from the ILEC; and/or
•	interconnect the CLEC’s network with the ILEC’s network.

As a result, competition in our local exchange markets continues to increase. We are generally required to sell our services to CLECs at discounts from the prices we charge our retail customers. The NJBPU has recently mandated reductions in the rates we charge local exchange competitors for access to UNEs. See “State Regulation of Rates and Services.”

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

We face competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of our plant. The FCC’s orders requiring us to offer collocated interconnection for special and switched access services have enhanced the ability of such alternative access providers to compete with us.

Other potential sources of competition include cable television systems, shared tenant services and other noncarrier systems which are capable of bypassing our local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our lines.

Wireless Services

Wireless services also constitute a significant source of competition to our wireline telecommunications services, especially as wireless carriers (including Verizon Wireless) expand and improve their network coverage and continue to lower their prices to end-users. As a result, more end-users are substituting wireless services for basic wireline service. Wireless telephone services can also be used for data transmission.

Verizon New Jersey Inc.

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

Verizon New Jersey Inc.

Item 2. Properties

GENERAL

Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

	2002	2001

Central office equipment	45%	45%
Outside communications plant	36	36
Land and buildings	8	8
Furniture, vehicles and other work equipment	8	8
Other	3	3

	100%	100%

“Central office equipment” consists of switching equipment, transmission equipment and related facilities. “Outside communications plant” consists primarily of aerial cable, underground cable, conduit and wiring, and telephone poles. “Land and buildings” consists of land and land improvements, and principally central office buildings. “Furniture, vehicles and other work equipment” consists of public telephone instruments and telephone equipment, furniture, office equipment, motor vehicles and other work equipment. “Other” property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements.

All of our properties, located in the state of New Jersey, are generally in good operating condition and are adequate to satisfy the needs of our business.

Our customers are served by electronic switching systems that provide a wide variety of services. Our network has full digital capability to furnish advanced data transmission and information management services.

CAPITAL EXPENDITURES

We continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital spending was approximately $703 million in 2002, $1,012 million in 2001 and $1,056 million in 2000. Capital spending for those years excludes capitalized non-network software and additions under capital leases. Our total investment in plant, property and equipment was approximately $12.8 billion at December 31, 2002, $12.5 billion at December 31, 2001 and $11.8 billion at December 31, 2000, including the effect of retirements, but before deducting accumulated depreciation.

Item 3. Legal Proceedings

There were no proceedings reportable under Item 3.

Item 4. Submission of Matters to a Vote of Security Holders

(Omitted pursuant to General Instruction I(2).)

Verizon New Jersey Inc.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

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

OVERVIEW

Description of Business

Verizon New Jersey Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon). We presently serve a territory consisting of Local Access and Transport Areas (LATAs) in the state of New Jersey. We have one reportable segment which provides domestic wireline telecommunications services. We currently provide two basic types of telecommunications services:

•	Exchange telecommunication service is the transmission of telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

•	Exchange access service links a customer’s premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

The communications services we provide are subject to regulation by the New Jersey Board of Public Utilities (NJBPU) with respect to intrastate rates and services and other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. For a further discussion of the Company and our regulatory plan, see Item 1—“Description of Business.”

Critical Accounting Policies

A summary of the critical accounting policies used in preparing our financial statements are as follows:

Most of our employees participate in Verizon’s defined benefit pension plans and postretirement benefit plans. In the aggregate, the fair value of pension plan assets exceeds pension plan benefit obligations. Significant pension and postretirement benefit plan assumptions, including the discount rate used, the long-term rate of return on plan assets, and medical cost trend rates are periodically updated and impact the amount of pension plan results, assets and obligations. For more information on pension plan assumptions, see Note 8 to the financial statements.

Our current and deferred income taxes and associated valuation allowances (if any) are impacted by events and transactions arising in the normal course of business, as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws, as well as unanticipated future transactions impacting related income tax balances.

We compute depreciation on plant, property, and equipment principally on the composite group remaining life method and straight-line composite rates over estimated useful lives ranging from 3 to 50 years. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value (if any), over the remaining asset lives. This method requires the periodic revision of depreciation rates. For a discussion of a change in the accounting for the retirement of certain assets see “Other Matters – Recent Accounting Pronouncements – Asset Retirement Obligations” below. Changes in the estimated useful lives of plant, property, and equipment or depreciation methods could have a material effect on our results of operations.

Verizon New Jersey Inc.

We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

In the course of conducting our business, we provide services to and purchase goods and services from affiliated companies. These transactions are supported by tariff rates or contractual agreements the terms of which require estimates and judgments to fairly value such transactions.

All of our significant accounting policies are described in Note 1 to the financial statements.

RESULTS OF OPERATIONS

We reported net income of $513.1 million in 2002, compared to net income of $563.7 million in 2001. Our reported results included the following special items:

Employee Terminations

The following table provides a summary of the special charges recorded in 2002 and 2001 related to employee terminations.

	Years ended December 31
(Dollars in Millions)	2002	2001

Special termination benefits	$30.7	$88.7
Settlement gain	(29.6)	—
Curtailment loss	111.3	—

Subtotal	112.4	88.7

Employee severance	61.5	73.5

Total special charges	$173.9	$162.2

As part of a Verizon workforce reduction plan, we have continued to reduce our headcount as allowed under various management and associate employee benefit plans. As a result, we recorded $30.7 million and $88.7 million in 2002 and 2001, respectively, in connection with various pension and retirement benefit enhancements. Also during 2002, we recorded a $29.6 million pension settlement gain as lump-sum payments exceeded the threshold of service and interest costs. Additionally, in the fourth quarter of 2002, we recorded a curtailment loss of $111.3 million associated with a significant reduction of the expected years of future service of present employees, which was largely impacted by the involuntary employee terminations in December 2002. The special termination benefits, curtailment and settlement of pension obligations are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

Also during 2002 and 2001, we recorded special charges of $61.5 million and $73.5 million, respectively, for the voluntary and involuntary separation of management and associate employees in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” As of December 31, 2002, a total of over 1,800 employees have been separated under the 2001 and 2002 severance programs. We expect to complete the termination of the employees within a year of when the respective charges were recorded. Employee benefit costs are recorded in operations and support expense in our statements of income.

See Note 8 to the financial statements for additional information about our employee benefits.

Verizon New Jersey Inc.

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

During 2002, we recorded revenues earned from the provision of primarily network access services to WorldCom of $194.7 million. If WorldCom terminates contracts with us for the provision of services, our operating revenues would be lower in future periods. Lower revenues as a result of canceling contracts for the provision of services could be partially offset, in some cases, by the migration of customers on the terminated facilities to us or other carriers who purchase capacity and/or interconnection services from us.

At December 31, 2002, accounts receivable from WorldCom, net of a provision for uncollectibles, was $56.1 million. We continue to closely monitor our collections on WorldCom account balances. WorldCom is current with respect to its post-bankruptcy obligations. We believe that we are adequately reserved for the potential risk of non-payment of pre-bankruptcy receivables from WorldCom.

Extraordinary Item

In 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $1.7 million (net of income tax benefits of $1.2 million). These debt extinguishments consisted of the following:

•	$55.0 million of 5 7/8% debentures due on December 1, 2006
•	$50.0 million of 6 5/8% debentures due on April 1, 2008
•	$125.0 million of 7 1/4% debentures due on April 1, 2011
•	$75.0 million of 7 3/8% debentures due on June 1, 2012

Transactions with Affiliates

Our financial statements include transactions with affiliates. The more significant affiliate transactions include revenues earned from Verizon Services, Verizon Internet Services Inc. and Verizon Wireless Inc. for utilization of our network facilities and provision of services.

In addition, our operating revenues and expenses include transactions with other Verizon Operating Telephone Companies primarily for the rental of facilities and equipment and interconnection services.

Further, we recognize operating expenses in connection with contractual arrangements with affiliates, primarily Verizon Services, for the provision of various centralized services to us. We recognize interest expense in connection with contractual agreements with Verizon Network Funding Corporation for the provision of short-term financing and cash management services. We also pay quarterly dividends to our parent, Verizon.

See Note 10 to the financial statements for additional information about our transactions with affiliates.

These and other items affecting the comparison of our results of operations for the years ended December 31, 2002 and 2001 are discussed in the following sections.

Verizon New Jersey Inc.

OPERATING REVENUES

(Dollars in Millions)

Years Ended December 31	2002	2001

Local services	$1,832.0	$1,959.1
Network access services	1,484.7	1,437.1
Long distance services	371.4	439.6
Other services	182.1	192.2

Total	$3,870.2	$4,028.0

LOCAL SERVICES

(Decrease)

2002—2001	$(127.1) (6.5)%

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

Local service revenues decreased in 2002 primarily due to the effect of lower demand and usage of some basic wireline and private line services and price discounts on product bundling offers. Our switched access lines in service declined 4.5% from December 31, 2001 to December 31, 2002, primarily reflecting the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines. The effect of lower billings to CLECs for the purchase of UNEs and for interconnection of their network with our network further contributed to the decrease in local service revenues in 2002.

NETWORK ACCESS SERVICES

Increase

2002—2001	$47.6 3.3%

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

The increase in network access revenues in 2002 was mainly attributable to higher customer demand for special access and end-user services. Special access services growth reflects strong demand in the business market for high-capacity, high-speed digital services. These increases were partially offset by lower demand for switched access services due, in part, to the weakened economy and technology substitution.

Verizon New Jersey Inc.

LONG DISTANCE SERVICES

(Decrease)

2002—2001	$(68.2) (15.5)%

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

Long distance service revenues declined in 2002 primarily due to the effects of competition and toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution, local competition and lower access line growth due to the slowing economy also affected long distance service revenue growth.

OTHER SERVICES

(Decrease)

2002—2001	$(10.1) (5.3)%

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

Other service revenues decreased in 2002 primarily due to a change in the allocation percentage among affiliates for per call compensation of pay phone service and lower facilities rental revenues from affiliates.

OPERATING EXPENSES

(Dollars in Millions)

OPERATIONS AND SUPPORT

(Decrease)

2002—2001	$(38.6) (1.9)%

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

The decrease in operations and support expenses was mainly attributable to lower employee costs in 2002, as compared to 2001, driven by the effect of declining workforce levels, partially offset by higher benefit costs. As described earlier, we recorded net charges of $173.9 million in 2002, compared to $162.2 million in 2001, associated with employee termination costs. Pension income (after consideration of capitalized costs and excluding special termination charges) was $220.0 million and $246.4 million in 2002 and 2001, respectively.

Verizon New Jersey Inc.

DEPRECIATION AND AMORTIZATION

(Decrease)

2002—2001	$(35.6) (3.9)%

Depreciation and amortization expense decreased in 2002, as compared to 2001, primarily due to the effect of lower rates of depreciation. This decrease was partially offset by growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME, NET

(Decrease)

2002—2001	$(.7) (15.9)%

Other income, net includes equity income (losses), interest income and other nonoperating income and expense items.

The decrease in other income, net, was primarily attributable to lower interest income from our short-term investments in 2002, as compared to 2001. This decrease was substantially offset by nonperformance fees received from a vendor in 2002.

INTEREST EXPENSE

Increase

2002—2001	$7.9 6.6%

Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Interest expense increased in 2002, as compared to 2001, primarily due to the effect of higher levels of long-term debt and, to a lesser extent, lower capitalized interest costs resulting from lower levels of average telephone plant under construction. These increases were substantially offset by lower interest rates and lower average levels of short-term debt with an affiliate in 2002.

See Note 5 to the financial statements for additional information about our debt.

EFFECTIVE INCOME TAX RATES

For the Years Ended December 31

2002	40.0%

2001	40.7%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary items. Our effective income tax rate was lower in 2002, as compared to 2001, primarily due to non-recurring deferred income tax benefits recorded in 2002.

You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 9 to the financial statements.

Verizon New Jersey Inc.

OTHER MATTERS

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

On June 24, 2002, the FCC released an order approving our application for permission to enter the in-region long distance market in New Jersey. The order is currently on appeal to the U.S Court of Appeals. Since July 3, 2002, in-region long distance is being offered by a separate non-regulated subsidiary of Verizon as required by law.

Recent Accounting Pronouncements

Accounting for Stock Options

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement permits two additional transition methods (modified prospective and retroactive restatement) for entities that adopt the preferable method of accounting for stock-based employee compensation.

We participate in employee compensation plans sponsored by Verizon with awards of Verizon common stock. Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method, for all new awards granted to employees after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. However, in subsequent years, the vesting of awards issued on or after January 1, 2003 may cause an increase in employee compensation expense.

Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that we do not have a material legal obligation to remove long-lived assets as described by this statement. However, we have included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs are recorded as a reduction to accumulated depreciation when the assets are retired and removal costs are incurred.

For some assets, such as telephone poles, the removal costs exceed salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of approximately $260 million ($154 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The impact of this change in accounting will result in a decrease in depreciation expense and an increase in operations and support expense. We estimate the net impact in 2003, excluding the cumulative effect adjustment, will not be material to our results of operations.

Verizon New Jersey Inc.

Debt Extinguishment

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of Accounting Principles Board (APB) No. 30 are met. We are required to adopt this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

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

Contractual Obligations

The following table provides a summary of our contractual obligations at December 31, 2002. Additional detail about these items is included in the notes to the financial statements.

	Payments Due by Period (Dollars in Millions)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long term debt	$1,839.9	$—	$290.0	$—	$1,549.9
Capital lease obligations	10.8	1.7	2.3	2.0	4.8
Operating leases	22.9	6.5	9.7	3.3	3.4

Total contractual cash obligations	$1,873.6	$8.2	$302.0	$5.3	$1,558.1

Subsequent events

On February 3, 2003, we declared and paid a dividend in the amount of $109.5 million to our parent, Verizon.

On March 6, 2003, we redeemed the entire outstanding principal amount of our $40.0 million 4 5/8% debentures, due June 1, 2005. This redemption will not result in a material charge to results of operations.

Verizon New Jersey Inc.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk in the normal course of our business. The majority of our debt is fixed rate debt and we did not have any derivatives as of December 31, 2002 and 2001. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month.

The following table summarizes the fair values of our long-term debt as of December 31, 2002 and 2001. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

	December 31
(Dollars in Millions)	2002	2001

Fair value of long-term debt	$1,997.4	$1,296.4
Fair value assuming a +100-basis-point shift	1,857.9	1,223.1
Fair value assuming a –100-basis-point shift	2,147.5	1,369.0

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

Item 10. Directors and Executive Officers of the Registrant

(Omitted pursuant to General Instruction I(2).)

Item 11. Executive Compensation

(Omitted pursuant to General Instruction I(2).)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(Omitted pursuant to General Instruction I(2).)

Item 13. Certain Relationships and Related Transactions

(Omitted pursuant to General Instruction I(2).)

Item 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this annual report (Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant’s disclosure controls and procedures were adequate and effective to ensure

Verizon New Jersey Inc.

that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

(b) Changes in Internal Controls

There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

3a	Restated Certificate of Incorporation of the registrant, dated September 28, 1989 and filed November 28, 1989. (Exhibit 3a to Form 10-K for the year ended December 31, 1989.)

3a(i)	Certificate of Amendment to the registrant’s Certificate of Incorporation, dated January 7, 1994 and filed January 13, 1994. (Exhibit 3a(i) to Form 10-K for the year ended December 31, 1993.)

3a(ii)	Certificate of Amendment to the Certificate of Incorporation, dated July 3, 2000 and filed July 27, 2000. (Exhibit 3a(ii) to Form 10-Q for the period ended June 30, 2000.)

3b	By-Laws of the registrant, as amended August 12, 2002. (Exhibit 3b to Form 10-Q for the period ended June 30, 2002.)

4	No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

12	Computation of Ratio of Earnings to Fixed Charges.

23	Consent of Independent Auditors.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K was furnished on November 13, 2002, containing certification statements to the Securities and Exchange Commission relating to Exchange Act filings, signed by the Chairman of the Board and Chief Executive Officer and by the Chief Financial Officer.

Verizon New Jersey Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon New Jersey Inc.

Date: March 19, 2003	By	/s/ Edwin F. Hall
Edwin F. Hall
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence T. Babbio, Jr. Lawrence T. Babbio, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 19, 2003

/s/ Lawrence R. Whitman Lawrence R. Whitman	Chief Financial Officer (Principal Financial Officer)	March 19, 2003

/s/ Edwin F. Hall Edwin F. Hall	Controller	March 19, 2003

/s/ Dennis M. Bone Dennis M. Bone	Director	March 19, 2003

/s/ Bruce D. Cohen Bruce D. Cohen	Director	March 19, 2003

/s/ Douglas R. Smith Douglas R. Smith	Director	March 19, 2003

Verizon New Jersey Inc.

CERTIFICATIONS

I, Lawrence T. Babbio, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Verizon New Jersey Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Lawrence T. Babbio, Jr.
Lawrence T. Babbio, Jr.
Chairman of the Board and Chief Executive Officer

Verizon New Jersey Inc.

CERTIFICATIONS

I, Lawrence R. Whitman, certify that:

1.	I have reviewed this annual report on Form 10-K of Verizon New Jersey Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Lawrence R. Whitman
Lawrence R. Whitman
Chief Financial Officer

Verizon New Jersey Inc.

Financial statement schedules other than those listed above have been omitted because such schedules are not required or applicable.

Verizon New Jersey Inc.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowner

Verizon New Jersey Inc.

We have audited the accompanying balance sheets of Verizon New Jersey Inc. (the Company) as of December 31, 2002 and 2001, and the related statements of income, changes in shareowner’s investment, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule referenced in the index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verizon New Jersey Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

New York, New York

January 29, 2003

Verizon New Jersey Inc.

STATEMENTS OF INCOME

For the Years Ended December 31

(Dollars in Millions)

	2002	2001	2000

OPERATING REVENUES (including $193.9, $197.2 and $180.2 from affiliates)	$3,870.2	$4,028.0	$3,958.8

Operations and support expense (exclusive of items shown below) (including $730.5, $717.2 and $741.3 to affiliates)	2,000.6	2,039.2	1,921.2
Depreciation and amortization	887.6	923.2	824.9

	2,888.2	2,962.4	2,746.1

OPERATING INCOME	982.0	1,065.6	1,212.7

OTHER INCOME, NET (including $.2, $.9 and $2.0 from affiliate)	3.7	4.4	12.2

INTEREST EXPENSE (including $6.8, $40.9 and $42.4 to affiliate)	127.2	119.3	124.7

INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	858.5	950.7	1,100.2

PROVISION FOR INCOME TAXES	343.7	387.0	448.2

INCOME BEFORE EXTRAORDINARY ITEM	514.8	563.7	652.0

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax	(1.7)	—	—

NET INCOME	$513.1	$563.7	$652.0

See Notes to Financial Statements.

Verizon New Jersey Inc.

BALANCE SHEETS

(Dollars in Millions)

ASSETS

	December 31

	2002	2001

CURRENT ASSETS
Short-term investments	$122.6	$128.0
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $229.0 and $154.8	623.1	707.7
Affiliates	75.4	77.2
Material and supplies	12.2	16.5
Prepaid expenses	117.8	30.4
Deferred income taxes	83.0	34.6
Other	92.0	88.7

	1,126.1	1,083.1

PLANT, PROPERTY AND EQUIPMENT	12,837.0	12,538.2
Less accumulated depreciation	8,041.4	7,594.4

	4,795.6	4,943.8

INTANGIBLE ASSETS, NET	117.0	143.3

PREPAID PENSION ASSET	576.7	374.2

OTHER ASSETS	241.4	240.4

TOTAL ASSETS	$6,856.8	$6,784.8

See Notes to Financial Statements.

Verizon New Jersey Inc.

BALANCE SHEETS

(Dollars in Millions)

LIABILITIES AND SHAREOWNER’S INVESTMENT

	December 31

	2002	2001

CURRENT LIABILITIES
Debt maturing within one year:
Note payable to affiliate	$406.4	$909.7
Other	1.7	108.2
Accounts payable and accrued liabilities:
Affiliates	203.2	242.7
Other	639.8	753.7
Other current liabilities	198.3	197.8

	1,449.4	2,212.1

LONG-TERM DEBT	1,833.2	1,148.8

EMPLOYEE BENEFIT OBLIGATIONS	665.1	576.5

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	513.0	367.1
Unamortized investment tax credits	17.9	18.8
Other	267.4	252.5

	798.3	638.4

COMMITMENTS AND CONTINGENCIES (Notes 4 and 13)

SHAREOWNER’S INVESTMENT
Common stock-one share, without par value, owned by parent	1,381.2	1,381.2
Reinvested earnings	729.6	827.8

	2,110.8	2,209.0

TOTAL LIABILITIES AND SHAREOWNER’S INVESTMENT	$6,856.8	$6,784.8

See Notes to Financial Statements.

Verizon New Jersey Inc.

STATEMENTS OF CHANGES IN SHAREOWNER’S INVESTMENT

For the years ended December 31

(Dollars in Millions)

	2002	2001	2000

COMMON STOCK
Balance at beginning of year	$1,381.2	$1,381.2	$1,381.2

Balance at end of year	1,381.2	1,381.2	1,381.2

REINVESTED EARNINGS
Balance at beginning of year	827.8	819.1	668.4
Net income	513.1	563.7	652.0
Dividends declared	(611.5)	(555.0)	(502.3)
Other	.2	—	1.0

Balance at end of year	729.6	827.8	819.1

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	—	—	(.3)
Minimum pension liability adjustment	—	—	.3

Balance at end of year	—	—	—

TOTAL SHAREOWNER’S INVESTMENT	$2,110.8	$2,209.0	$2,200.3

COMPREHENSIVE INCOME
Net income	$513.1	$563.7	$652.0
Minimum pension liability adjustment	—	—	.3

TOTAL COMPREHENSIVE INCOME	$513.1	$563.7	$652.3

See Notes to Financial Statements.

Verizon New Jersey Inc.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31

(Dollars in Millions)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary item	$514.8	$563.7	$652.0
Adjustments to reconcile income before extraordinary item to net cash provided by operating activities:
Depreciation and amortization	887.6	923.2	824.9
Employee retirement benefits	(101.2)	(157.5)	(173.1)
Deferred income taxes, net	96.6	(28.4)	196.1
Provision for uncollectible accounts	140.9	102.7	55.1
Equity income from affiliate	—	(.6)	(2.0)
Dividends received from equity affiliate	—	.7	1.0
Changes in current assets and liabilities:
Accounts receivable	(54.5)	(81.3)	(101.4)
Material and supplies	4.3	(.4)	2.1
Other current assets	(90.7)	22.0	(80.8)
Accounts payable and accrued liabilities	(158.9)	371.8	(115.5)
Other current liabilities	.5	2.6	86.2
Other items, net	(1.2)	61.4	(108.4)

Net cash provided by operating activities	1,238.2	1,779.9	1,236.2

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(122.6)	(128.0)	(75.2)
Proceeds from sale of short-term investments	128.0	75.2	67.3
Capital expenditures	(703.2)	(1,012.0)	(1,055.9)
Capitalized non-network software	(5.8)	(61.3)	(96.0)
Other, net	2.4	—	—

Net cash used in investing activities	(701.2)	(1,126.1)	(1,159.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	985.6	—	—
Principal repayments of borrowings and capital lease obligations	(108.3)	(7.4)	(26.4)
Early extinguishment of debt	(305.0)	—	—
Net change in note payable to affiliate	(503.3)	(73.1)	443.1
Dividends paid	(611.5)	(555.0)	(502.3)
Net change in outstanding checks drawn on controlled disbursement accounts	5.5	(18.3)	9.2

Net cash used in financing activities	(537.0)	(653.8)	(76.4)

NET CHANGE IN CASH	—	—	—

CASH, BEGINNING OF YEAR	—	—	—

CASH, END OF YEAR	$—	$—	$—

See Notes to Financial Statements.

Verizon New Jersey Inc.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Verizon New Jersey Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon). We presently serve a territory consisting of Local Access and Transport Areas (LATAs) in the state of New Jersey. We have one reportable segment which provides domestic wireline telecommunications services. We currently provide two basic types of telecommunications services:

•	Exchange telecommunication service is the transmission of telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

•	Exchange access service links a customer’s premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

The communications services we provide are subject to regulation by the New Jersey Board of Public Utilities (NJBPU) with respect to intrastate rates and services and other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services.

On June 24, 2002, the FCC released an order approving our application for permission to enter the in-region long distance market in New Jersey. The order is currently on appeal to the U.S Court of Appeals. Since July 3, 2002, in-region long distance is being offered by a separate non-regulated subsidiary of Verizon as required by law.

Basis of Presentation

We prepare our financial statements using generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Examples of significant estimates include the allowance for doubtful accounts, the recoverability of intangibles and other long-lived assets, valuation allowances on tax assets and pension and postretirement benefit assumptions.

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

We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” effective January 1, 2000, as required by the SEC. As a result of the adoption of SAB No. 101, we defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent direct costs associated with certain non-recurring fees, such as service activation and installation fees. Previously, these revenues and costs were recognized when the activation service was performed. This change in accounting did not have a material impact on our results of operations.

Verizon New Jersey Inc.

Our balance sheet includes deferred activation costs and deferred activation revenues as follows:

	December 31

(Dollars in Millions)	2002	2001

Deferred Activation Costs
Current assets – other	$78.2	$74.5
Other assets	134.4	125.5

Deferred Activation Revenues
Current liabilities – other	78.2	74.5
Deferred credits and other liabilities – other	134.4	125.5

Maintenance and Repairs

We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operations and Support Expense as these costs are incurred.

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

Plant and Depreciation

We record plant, property, and equipment at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value (if any), over the remaining asset lives. This method requires the periodic revision of depreciation rates. (See “Recent Accounting Pronouncements – Asset Retirement Obligations” below.) We used the following asset lives:

Average Lives (in years)

Buildings	30 – 35
Central office equipment	5 – 12
Outside communications plant	15 – 50
Furniture, vehicles and other	3 – 15

When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge it to accumulated depreciation.

We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Verizon New Jersey Inc.

Impairment of Long-Lived Assets

Our plant, property, and equipment and intangible assets subject to amortization are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount (if any) by which the carrying value of the asset exceeds its fair value.

Prior to January 1, 2002, we assessed the impairment of long-lived assets under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

Computer Software Costs

We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 7 years.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit’s goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives. The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or indefinite-lived intangible assets at December 31, 2002, 2001 and 2000.

Our other intangible assets consist of non-network software as follows:

	As of December 31, 2002		As of December 31, 2001

(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Non-network software (3 to 7 years)	$194.7	$77.7	$188.9	$45.6

Intangible asset amortization expense was $32.1 million in 2002. Amortization expense is estimated to be $32.6 million in 2003, $30.4 million in 2004, $22.0 million in 2005, $16.6 million in 2006, and $9.4 million in 2007, related to our non-network software.

Advertising Costs

We expense advertising costs as they are incurred.

Verizon New Jersey Inc.

Stock-Based Compensation

We participate in employee compensation plans sponsored by Verizon with awards of Verizon common stock. Verizon has historically accounted for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, prospectively (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003 (see Note 7).

Employee Benefit Plans

We participate in the Verizon benefit plans. Under these plans, pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

Income Taxes

Verizon and its domestic subsidiaries, including us, file a consolidated federal income tax return.

Current and deferred tax expense is determined by applying the provisions of SFAS No. 109, “Accounting for Income Taxes” to each subsidiary as if it were a separate taxpayer.

We use the deferral method of accounting for investment tax credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986. We also defer certain transitional credits earned after the repeal. We amortize these credits over the estimated service lives of the related assets as a reduction to the Provision for Income Taxes.

Derivative Instruments

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We had no derivative instruments as of December 31, 2002, 2001 and 2000.

Recent Accounting Pronouncements

Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that we do not have a material legal obligation to remove long-lived assets as described by this statement. However, we have included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs are recorded as a reduction to accumulated depreciation when the assets are retired and removal costs are incurred.

For some assets, such as telephone poles, the removal costs exceed salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was

Verizon New Jersey Inc.

recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of approximately $260 million ($154 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The impact of this change in accounting will result in a decrease in depreciation expense and an increase in operations and support expense. We estimate the net impact in 2003, excluding the cumulative effect adjustment, will not be material to our results of operations.

Debt Extinguishment

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB No. 30 are met. We are required to adopt this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

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

2. COMPLETION OF MERGERS AND OTHER INITIATIVES

On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

The following table summarizes the one-time charges incurred for the Bell Atlantic-GTE merger.

(Dollars in Millions)

Years Ended December 31,	2002	2001	2000

Direct incremental costs	$—	$—	$18.9
Employee severance costs	—	—	19.8
Transition costs	29.7	43.5	11.3

Total Merger-Related Costs	$29.7	$43.5	$50.0

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

Verizon New Jersey Inc.

Employee Severance Costs

Employee severance costs related to the Bell Atlantic-GTE merger of $19.8 million (including $12.9 million allocated from Verizon Services), as recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. The separations occurred as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities – Other. As of December 31, 2001 and 2000, the remaining merger-related severance liability was $4.2 million and $6.9 million, respectively. As of December 31, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

Transition Costs

In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we incurred transition costs related to the Bell Atlantic-GTE merger. These costs were incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition activities are complete at December 31, 2002 and total $84.5 million. Transition costs were $29.7 million in 2002 (including $16.4 million allocated from Verizon Services), $43.5 million in 2001 (including $35.5 million allocated from Verizon Services) and $11.3 million in 2000 (including $11.1 million allocated from Verizon Services).

Other Initiatives

During the second quarter of 2000, we recorded a $5.3 million charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets and recorded in operations and support expense in our statements of income.

3. PLANT, PROPERTY AND EQUIPMENT

The following table displays the details of plant, property and equipment, which is stated at cost:

	December 31

(Dollars in Millions)	2002	2001

Land	$43.5	$43.4
Buildings	962.0	900.7
Central office equipment	5,768.7	5,691.1
Outside communications plant	4,643.2	4,532.3
Furniture, vehicles and other work equipment	991.1	981.3
Construction-in-progress	108.7	98.0
Other	319.8	291.4

	12,837.0	12,538.2
Accumulated depreciation	(8,041.4)	(7,594.4)

Total	$4,795.6	$4,943.8

See “Recent Accounting Pronouncements – Asset Retirement Obligations” in Note 1.

Verizon New Jersey Inc.

4. LEASES

We lease certain facilities and equipment for use in our operations under both capital and operating leases. We incurred initial capital lease obligations of $2.4 million in 2002 and $5.5 million in 2001. We did not incur any initial capital lease obligations in 2000.

Capital lease amounts included in plant, property and equipment are as follows:

	December 31

(Dollars in Millions)	2002	2001

Capital leases	$73.1	$70.7
Accumulated amortization	(63.4)	(61.1)

Total	$9.7	$9.6

Total rent expense amounted to $141.8 million in 2002, $124.9 million in 2001 and $43.8 million in 2000. Of these amounts, $117.7 million in 2002, $102.8 million in 2001 and $22.3 million in 2000 were lease payments to affiliated companies for land and buildings.

This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2002:

(Dollars in Millions)
Years	Capital Leases	Operating Leases

2003	$3.1	$6.5
2004	2.4	5.6
2005	2.0	4.1
2006	1.9	2.3
2007	1.9	1.0
Thereafter	9.1	3.4

Total minimum rental commitments	20.4	$22.9

Less interest and executory costs	9.6

Present value of minimum lease payments	10.8
Less current installments	1.7

Long-term obligation at December 31, 2002	$9.1

5. DEBT

Debt Maturing Within One Year

Debt maturing within one year consists of the following at December 31:

(Dollars in Millions)	2002	2001

Note payable to affiliate (VNFC)	$406.4	$909.7
Long-term debt maturing within one year	1.7	108.2

Total debt maturing within one year	$408.1	$1,017.9

Weighted average interest rate for note payable outstanding at year-end	1.4%	2.1%

We have a contractual agreement with an affiliated company, Verizon Network Funding Corporation (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon’s network services subsidiaries, including us, and invests funds in temporary investments on their behalf.

Verizon New Jersey Inc.

Long-Term Debt

Long-term debt consists principally of debentures that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

Description	Interest Rate	Maturity	2002	2001

			(Dollars in Millions)
Ten year debenture	7 1/4%	2002	$—	$100.0
Ten year debenture	5 7/8	2004	250.0	250.0
Forty year debenture	4 5/8	2005	40.0	40.0
Forty year debenture	5 7/8	2006	—	55.0
Forty year debenture	6 5/8	2008	—	50.0
Forty year debenture	7 1/4	2011	—	125.0
Ten year debenture	5 7/8	2012	1,000.0	—
Forty year debenture	7 3/8	2012	—	75.0
Thirty year debenture	8	2022	200.0	200.0
Thirty year debenture	7 1/4	2023	100.0	100.0
Thirty-one year debenture	6.80	2024	100.0	100.0
Forty year debenture	7.85	2029	149.9	149.9

			1,839.9	1,244.9
Unamortized discount and premium, net			(15.8)	(4.6)
Capital lease obligations—average rate 11.1% and 10.5%			10.8	16.7

Total long-term debt, including current maturities			1,834.9	1,257.0
Less maturing within one year			1.7	108.2

Total long-term debt			$1,833.2	$1,148.8

Our debentures outstanding at December 31, 2002 includes $40.0 million that is callable. The call price is 100.0% of face value.

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

Maturities of long-term debt outstanding at December 31, 2002, excluding capital lease obligations and unamortized discount and premium are as follows:

(Dollars in Millions)
Years

2003	$—
2004	250.0
2005	40.0
2006	—
2007	—
Thereafter	1,549.9

Total long-term debt outstanding	$1,839.9

Verizon New Jersey Inc.

6. FINANCIAL INSTRUMENTS

Derivatives

We did not have any derivatives as of December 31, 2002, 2001 and 2000. Consequently, SFAS No. 133 did not have an impact on our results of operations or financial position.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments and trade receivables. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $274.3 million in 2002, $326.2 million in 2001 and $362.5 million in 2000.

While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider this risk remote and do not expect the settlement of these transactions to have a material effect on our results of operations or financial position.

Fair Values of Financial Instruments

The table below provides additional information about our material financial instruments at December 31:

Financial Instrument	Valuation Method

Short-term note payable to affiliate (VNFC) and short-term investments	Carrying amounts

Debt (excluding capital leases)	Future cash flows discounted at current rates

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in Millions)
Debt and note payable to affiliate	$2,230.5	$2,403.8	$2,150.0	$2,206.1

7. STOCK INCENTIVE PLANS

We participate in compensation plans sponsored by Verizon with awards of Verizon common stock. Verizon applies APB Opinion No. 25 and related interpretations in accounting for the plans and has adopted the disclosure-only provisions of SFAS No. 123. If Verizon had elected to recognize compensation expense based on the fair value at the grant dates for 1998 and subsequent awards consistent with the provisions of SFAS No. 123, our net income would have been changed to the pro forma amounts indicated below:

	Years ended December 31

(Dollars in Millions)	2002	2001	2000

Net income:
As reported	$513.1	$563.7	$652.0
Pro forma	505.7	553.8	643.6

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2002	2001	2000

Dividend yield	3.2%	2.7%	3.3%
Expected volatility	28.5%	29.1%	27.5%
Risk-free interest rate	4.6%	4.8%	6.2%
Expected lives (in years)	6	6	6

The weighted-average value of options granted during 2002, 2001 and 2000 was $12.11, $15.24 and $13.09, respectively.

Verizon New Jersey Inc.

The structure of Verizon’s stock incentive plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2002.

Accounting Change – Stock Options

In December 2002, the FASB issued SFAS No. 148. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement permits two additional transition methods (modified prospective and retroactive restatement) for entities that adopt the preferable method of accounting for stock-based employee compensation.

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method, for all new awards granted to employees after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. However, in subsequent years, the vesting of awards issued on or after January 1, 2003 may cause an increase in employee compensation expense.

Beginning in 2003, stock option grants to some levels of management will be reduced, and accompanied by performance-based share awards.

8. EMPLOYEE BENEFITS

We participate in Verizon’s benefit plans. Verizon maintains noncontributory defined benefit pension plans for substantially all of our management and associate employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company’s share of cost for recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis.

The structure of Verizon’s benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2002.

Pension and Other Postretirement Benefits

Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Approximately 87% of our employees (associates) are covered by collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Verizon may also periodically amend the benefits in the management plans.

Benefit Cost

	Years ended December 31

	Pension			Healthcare and Life

(Dollars in Millions)	2002	2001	2000	2002	2001	2000

Net periodic benefit (income) cost	$(248.4)	$(270.6)	$(171.1)	$34.8	$24.4	$(2.5)

Termination benefits	30.1	88.7	—	.6	—	—
Settlement gain	(29.6)	—	—	—	—	—
Curtailment loss	46.0	—	—	65.3	—	—

Subtotal	46.5	88.7	—	65.9	—	—

Total (income) cost	$(201.9)	$(181.9)	$(171.1)	$100.7	$24.4	$(2.5)

Verizon New Jersey Inc.

As part of a Verizon workforce reduction plan, we have continued to reduce our headcount as allowed under various management and associate employee benefit plans. As a result, we recorded $30.7 million and $88.7 million in 2002 and 2001, respectively, in connection with various pension and retirement benefit enhancements. Also during 2002, we recorded a $29.6 million pension settlement gain as lump-sum payments exceeded the threshold of service and interest costs. Additionally, in the fourth quarter of 2002, we recorded a curtailment loss of $111.3 million associated with a significant reduction of the expected years of future service of present employees, which was largely impacted by the involuntary employee terminations in December 2002. The special termination benefits, curtailment and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

Amounts recognized in the balance sheets consist of:

			December 31

	Pension		Healthcare and Life

(Dollars in Millions)	2002	2001	2002	2001

Prepaid pension asset	$576.7	$374.2	$—	$—
Employee benefit obligations	6.6	6.2	613.4	524.8

The changes in the employee benefit asset and obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions), curtailments, settlements and special termination benefits.

Assumptions

The actuarial assumptions used are based on market interest rates, past experience, and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

	Pension			Healthcare and Life

	2002	2001	2000	2002	2001	2000

Discount rate at end of year	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%
Long-term rate of return on plan assets for the year	9.25	9.25	9.25	9.25	9.25	9.25
Rate of future increases in compensation at end of year	5.00	5.00	5.00	4.00	4.00	4.00
Medical cost trend rate at end of year				11.00	10.00	5.00
Ultimate (year 2007)				5.00	5.00	5.00

Savings Plans and Employee Stock Ownership Plans

Substantially all of our employees are eligible to participate in savings plans maintained by Verizon. Verizon maintains two leveraged employee stock ownership plans (ESOPs) for its employees of the former Bell Atlantic Companies. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Verizon’s common stock. Verizon recognizes leveraged ESOP cost based on the modified shares allocated method for these leveraged ESOPs that held securities before December 15, 1989. We recognize our proportionate share of total ESOP cost based on our matching obligation attributable to our participating employees. We recorded total savings plan costs of $25.8 million in 2002, $26.8 million in 2001 and $18.2 million in 2000.

Severance Benefits

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. The costs for these plans are accounted for under SFAS No. 112. We accrue for severance benefits based on the terms of our severance plan over the estimated service periods of the employees. The accruals are also based on the historical run-rate of actual severances and expectations for future severances. In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $73.5 million. In the second quarter of 2002, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded a special charge of $61.5 million. Severance costs are included in operations and support expense in our statements of income. The following table provides an analysis of our severance liability:

Verizon New Jersey Inc.

(Dollars in Millions) Year	Beginning of Year	Charged to Expense (a)	Payments	Other (b)	End of Year

2000	$27.3	$19.8	$(13.3)	$(5.6)	$28.2
2001	28.2	77.9	(5.4)	(1.0)	99.7
2002	99.7	62.4	(48.2)	(12.2)	101.7

(a)	Includes (1) accruals for ongoing employee severance costs, (2) special charges of $61.5 million in 2002 and $73.5 million in 2001 and (3) merger-related costs of $19.8 million in 2000 (see Note 2).

(b)	Includes amounts reallocated to other Verizon affiliates. From time to time, Verizon must redistribute across its subsidiaries the amount of severance liability based on actual experience at the companies.

The remaining severance liability includes future contractual payments to employees separated as of the end of the year. As of December 31, 2002, a total of over 1,800 employees have been separated under the 2001 and 2002 severance programs.

9. INCOME TAXES

The components of income tax expense are presented in the following table:

	Years ended December 31

(Dollars in Millions)	2002	2001	2000

Current:
Federal	$194.0	$332.0	$205.8
State and local	53.1	83.4	46.3

	247.1	415.4	252.1

Deferred:
Federal	73.0	(34.7)	145.1
State and local	24.5	7.6	52.9

	97.5	(27.1)	198.0

	344.6	388.3	450.1
Investment tax credits	(.9)	(1.3)	(1.9)

Total income tax expense	$343.7	$387.0	$448.2

The following table shows the primary reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Years ended December 31

	2002	2001	2000

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	5.9	6.2	5.8
Investment tax credits	(.1)	(.1)	(.1)
Other, net	(.8)	(.4)	—

Effective income tax rate	40.0%	40.7%	40.7%

Verizon New Jersey Inc.

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

	December 31

(Dollars in Millions)	2002	2001

Depreciation	$625.2	$544.7
Employee benefits	(65.1)	(124.5)
Allowance for uncollectible accounts	(53.3)	(40.7)
Investment tax credits	(7.3)	(7.7)
Other, net	(69.5)	(39.3)

Net deferred tax liabilities	$430.0	$332.5

Employee benefits include $268.6 million deferred tax asset at December 31, 2002 and $253.0 million at December 31, 2001 related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

10.	TRANSACTIONS WITH AFFILIATES

Our financial statements include transactions with Verizon Services, (including Verizon Services Corp., Verizon Services Group, Verizon Corporate Services Group Inc. as previously described), Verizon Internet Services Inc., Verizon Wireless Inc., Verizon Operating Telephone Companies, Verizon Long Distance, Verizon Global Networks Inc., Verizon Advanced Data Inc., Verizon Connected Solutions Inc., Verizon Data Services Inc., Verizon Network Funding Corporation, Verizon and other affiliates.

Transactions with affiliates are summarized as follows:

	Years ended December 31

(Dollars in Millions)	2002	2001	2000

Operating revenues:
Verizon Services	$77.4	$86.8	$93.1
Verizon Internet Services Inc.	63.1	29.2	8.2
Verizon Wireless Inc.	22.7	24.7	31.0
Verizon Operating Telephone Companies	8.2	6.3	3.8
Verizon Long Distance	5.1	6.0	7.0
Verizon Global Networks Inc.	3.8	9.2	9.1
Verizon Advanced Data Inc.	3.4	9.5	1.3
Interstate revenue sharing from affiliates	—	23.3	23.3
Other	10.2	2.2	3.4

	193.9	197.2	180.2

Operating expenses:
Verizon Services	674.2	642.9	651.6
Verizon Connected Solutions Inc.	40.2	58.7	73.9
Verizon Data Services Inc.	14.1	3.7	—
Verizon Operating Telephone Companies	8.8	6.2	12.2
Verizon Wireless Inc.	4.4	5.2	3.3
Verizon Advanced Data Inc.	2.6	—	—
Verizon Long Distance (recovery of costs)	(14.2)	—	—
Other	.4	.5	.3

	730.5	717.2	741.3

Other income:
Equity income from SMS/800	—	.6	2.0
Interest income from Verizon Services	.2	.3	—

	.2	.9	2.0

Interest expense to Verizon Network Funding Corporation	6.8	40.9	42.4

Dividends paid to Verizon	611.5	555.0	502.3

Dividends received from SMS/800	—	.7	1.0

Verizon New Jersey Inc.

Outstanding balances with affiliates are reported on the balance sheets at December 31, 2002 and 2001 as Accounts Receivable—Affiliates, Note Payable to Affiliate, and Accounts Payable and Accrued Liabilities—Affiliates.

Verizon Services

Our operating revenues include transactions with Verizon Services for the provision of local telephone service and for the rental of facilities and equipment.

We have contractual arrangements with Verizon Services for the provision of various centralized services. These services are divided into two broad categories. The first category is comprised of network related services which generally benefit only Verizon’s operating telephone subsidiaries. These services include marketing, sales, legal, accounting, finance, data processing, materials management, procurement, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Verizon. Such services include corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed.

Verizon Internet Services Inc.

Our operating revenues include transactions with Verizon Internet Services Inc. (Verizon Internet Services) associated with the provision of network access and billing and collection services. These revenues are earned from Verizon Internet Services who utilizes our facilities to provide Internet access services to their customers.

Verizon Wireless Inc.

Our operating revenues include transactions with Verizon Wireless Inc. (Verizon Wireless) associated with the provision of local and network access services, billing and collection services and from interconnection agreements. These revenues are earned from Verizon Wireless who provides wireless voice and data services, paging services and equipment sales to their customers.

Our operating expenses also include transactions with Verizon Wireless. We recognize costs associated with wireless voice and data services, paging services and for interconnection agreements.

Verizon Operating Telephone Companies

Our operating revenues and expenses include transactions with other Verizon Operating Telephone Companies. Revenues associated with transactions with these affiliates are primarily earned from the rental of our facilities and equipment. We also earn revenue from fees associated with the termination of their customer’s calls on our network. In addition, we also recognize expenses associated with transactions with these affiliates. These costs are primarily associated with the rental of their facilities and equipment.

Verizon Long Distance

Our operating revenues and expenses include transactions with Verizon Long Distance who utilizes our facilities to provide long distance services to their customers. We record revenue in connection with the provision of billing and collection services, including programming charges associated with billing system changes. We also bill Verizon Long Distance for services associated with joint marketing agreements and the training of our employees for sales activities in order to recover our incurred costs. These transactions are recorded as credits to our operating expenses.

Verizon Global Networks Inc.

Our operating revenues include transactions with Verizon Global Networks Inc. (Global Networks) associated with the provision of network access services. These revenues are earned from Global Networks who utilizes our facilities to provide access and data transport services to their customers.

Verizon New Jersey Inc.

Verizon Advanced Data Inc.

In 2001 and 2000, our operating revenues included transactions with Verizon Advance Data Inc. (VADI) associated with the provision of local and network access services, billing and collection services, and the purchase of unbundled network elements. These revenues were earned from VADI who utilized our facilities to provide advanced data services to their customers. Beginning in 2002, the responsibility for the provision of advanced data services was transferred back to us. We continue to earn revenue from VADI for the provision of local telephone services.

Our operating expenses also include transactions with VADI associated with the rental of equipment.

Verizon Connected Solutions Inc.

Verizon Connected Solutions Inc. provides installation and maintenance services to our customers. We record these services at cost.

Verizon Data Services Inc.

Verizon Data Services Inc. provides data processing services, software application development and maintenance, which generally benefit Verizon’s operating telephone subsidiaries, including us. We are charged for these affiliated transactions based on proportional cost allocation methodologies.

Verizon Network Funding Corporation

We recognize interest expense/income in connection with a contractual agreement with an affiliated company, Verizon Network Funding Corporation (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon’s network services subsidiaries, including us, and invests funds in temporary investments on their behalf.

Other Affiliates

Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates. These transactions include the provision of local and network access services, billing and collection services, rental of facilities and equipment, electronic repair services, and sales and purchases of material and supplies. We also earn fees from an affiliate for usage of our directory listings.

Investment in SMS/800

On June 1, 1999, Bell Atlantic Full Services Channel, Inc., an affiliate, sold its ownership interest in SMS/800 to us and the other operating telephone companies of Verizon at its fair value in accordance with a FCC order. SMS/800 is a venture jointly held by the Bell Operating Companies that administers the centralized national database system associated with toll free numbers. We paid $137,990 to receive a 2.71% ownership interest in SMS/800. Our ownership percentage has increased to 3.39% as a result of the merger of SBC Communications, Inc. and Ameritech Corporation. We account for our investment in SMS/800 under the equity method of accounting.

11. COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareowner’s investment that, under generally accepted accounting principles, are excluded from net income.

The change in other comprehensive loss, net of income tax expense, is as follows:

	Years ended December 31

(Dollars in Millions)	2002	2001	2000

Other comprehensive income:
Minimum pension liability adjustment (net of income taxes of $0, $0 and $.1)	$—	$—	$.3

	$—	$—	$.3

Verizon New Jersey Inc.

12. ADDITIONAL FINANCIAL INFORMATION

The tables below provide additional financial information related to our financial statements:

	December 31

(Dollars in Millions)	2002	2001

BALANCE SHEETS:
Accounts payable and accrued liabilities:
Accounts payable – other	$408.2	$312.9
Accounts payable – affiliates	202.8	241.1
Accrued vacation pay	55.2	66.4
Accrued expenses	131.8	133.0
Accrued taxes	6.3	226.2
Interest payable – other	38.3	15.2
Interest payable – affiliate	.4	1.6

	$843.0	$996.4

Other current liabilities:
Advance billings and customer deposits	$120.1	$123.3
Other	78.2	74.5

	$198.3	$197.8

	Years ended December 31

(Dollars in Millions)	2002	2001	2000

STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
Income taxes, net of amounts refunded	$552.9	$161.1	$277.7
Interest, net of amounts capitalized	103.7	122.7	121.4
STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized	127.2	119.3	124.7
Capitalized interest	7.1	11.5	9.6
Advertising expense	16.9	12.5	5.1
Depreciation expense	807.9	854.9	777.1

Advertising expense includes $16.9 million in 2002, $12.3 million in 2001 and $5.1 million in 2000 allocated to us by Verizon Services.

At December 31, 2002 and 2001, $18.6 million and $13.1 million of bank overdrafts were classified as accounts payable.

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

From time to time, state regulatory decisions require us to assure customers that we will provide a level of service performance that falls within prescribed parameters. There are penalties associated with failing to meet those service parameters and we, from time to time, pay such penalties. We do not expect these penalties to have a material effect on our financial condition, but they could have a material effect on our results of operations.

Verizon New Jersey Inc.

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

15. SUBSEQUENT EVENTS (unaudited)

On February 3, 2003, we declared and paid a dividend in the amount of $109.5 million to our parent, Verizon.

On March 6, 2003, we redeemed the entire outstanding principal amount of our $40.0 million 4 5/8% debentures, due June 1, 2005. This redemption will not result in a material charge to results of operations.

Verizon New Jersey Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in Millions)

		Additions

Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note(a)	Deductions Note (b)	Balance at End of Period

Allowance for Uncollectible Accounts Receivable:

Year 2002	$154.8	$140.9	$61.1	$127.8	$229.0

Year 2001	$84.0	$102.7	$92.4	$124.3	$154.8

Year 2000	$79.6	$55.8	$45.9	$97.3	$84.0

Merger-Related Costs:

Year 2002	$31.3	$—	$—	$31.3	$—

Year 2001	$33.5	$—	$4.5	$6.7	$31.3

Year 2000	$43.8	$44.0	$—	$54.3	$33.5

(a)	Allowance for Uncollectible Accounts Receivable includes amounts previously written off which were credited directly to this account when recovered and accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed.

(b)	Amounts written off as uncollectible, reallocated to other Verizon affiliates, utilized or paid. From time to time, Verizon must redistribute across its subsidiaries the amount of the severance liability based on actual experience at the companies.

Verizon New Jersey Inc.

Form 10-K for 2002

File No. 1-3488

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number

3a	Restated Certificate of Incorporation of the registrant, dated September 28, 1989 and filed November 28, 1989. (Exhibit 3a to Form 10-K for the year ended December 31, 1989.)

	3a(i)	Certificate of Amendment to the registrant’s Certificate of Incorporation, dated January 7, 1994 and filed January 13, 1994. (Exhibit 3a(i) to Form 10-K for the year ended December 31, 1993.)

	3a(ii)	Certificate of Amendment to the Certificate of Incorporation, dated July 3, 2000 and filed July 27, 2000. (Exhibit 3a(ii) to Form 10-Q for the period ended June 30, 2000.)

3b	By-Laws of the registrant, as amended August 12, 2002. (Exhibit 3b to Form 10-Q for the period ended June 30, 2002.)

4

No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

12	Computation of Ratio of Earnings to Fixed Charges.

23	Consent of Independent Auditors.