Form 10-Q
period 2003-06-30
VERIZON NEW JERSEY INC
filed 2003-08-12
CIK 71428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-3488

VERIZON NEW JERSEY INC.

A New Jersey Corporation	I.R.S. Employer Identification No. 22-1151770

540 Broad Street, Newark, New Jersey 07102-3178

Telephone Number (973) 649-9900

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

Verizon New Jersey Inc.

		Page

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Statements of Income
	Three and Six Months Ended June 30, 2003 and 2002	1

	Condensed Balance Sheets
	June 30, 2003 and December 31, 2002	2

	Condensed Statements of Cash Flows
	Six Months Ended June 30, 2003 and 2002	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations	9

Item 4.	Controls and Procedures	16

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

Exhibit Index		19

Verizon New Jersey Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2003	2002	2003	2002

Operating Revenues (including $61.7, $49.7, $120.0 and $98.8 from affiliates)	$914.4	$979.1	$1,846.3	$1,965.1

Operating Expenses (including $209.1, $187.6, $392.4 and $350.1 to affiliates)
Cost of services and sales (exclusive of items shown below)	261.0	260.5	531.6	519.0
Selling, general and administrative expense	241.9	242.3	397.1	406.5
Depreciation and amortization	211.2	226.3	423.8	452.0

Total Operating Expenses	714.1	729.1	1,352.5	1,377.5

Operating Income	200.3	250.0	493.8	587.6

Other income and (expense), net (including $.1, $0, $.1 and $.2 from affiliates)	(3.7)	2.2	(3.2)	.2

Interest expense (including $.9, $1.8, $2.1 and $3.4 to affiliate)	28.5	30.9	58.2	65.1

Income before provision for income taxes and cumulative effect of change in accounting principle	168.1	221.3	432.4	522.7

Provision for income taxes	68.6	90.7	175.9	214.1

Income Before Cumulative Effect of Change in Accounting Principle	99.5	130.6	256.5	308.6

Cumulative effect of change in accounting principle, net of tax	—	—	154.3	—

Net Income	$99.5	$130.6	$410.8	$308.6

See Notes to Condensed Financial Statements.

Verizon New Jersey Inc.

CONDENSED BALANCE SHEETS

ASSETS

(Dollars in Millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Current assets
Short-term investments	$43.0	$122.6
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $196.6 and $229.0	581.2	623.1
Affiliates	75.1	75.4
Material and supplies	12.7	12.2
Prepaid expenses	107.1	117.8
Deferred income taxes	111.3	83.0
Other	96.5	92.0

	1,026.9	1,126.1

Plant, property and equipment	12,900.6	12,837.0
Less accumulated depreciation	8,060.6	8,041.4

	4,840.0	4,795.6

Intangible assets, net	103.4	117.0

Prepaid pension asset	628.3	576.7

Other assets	235.3	241.4

Total assets	$6,833.9	$6,856.8

See Notes to Condensed Financial Statements.

Verizon New Jersey Inc.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Current liabilities
Debt maturing within one year:
Note payable to affiliate	$385.1	$406.4
Other	252.1	1.7
Accounts payable and accrued liabilities:
Affiliates	147.6	203.2
Other	530.6	639.8
Other current liabilities	236.5	198.3

	1,551.9	1,449.4

Long-term debt	1,444.4	1,833.2

Employee benefit obligations	690.4	665.1

Deferred credits and other liabilities
Deferred income taxes	677.6	513.0
Unamortized investment tax credits	17.4	17.9
Other	220.1	267.4

	915.1	798.3

Shareowner’s investment
Common stock—one share, without par value	1,381.2	1,381.2
Reinvested earnings	850.9	729.6

	2,232.1	2,110.8

Total liabilities and shareowner’s investment	$6,833.9	$6,856.8

See Notes to Condensed Financial Statements.

Verizon New Jersey Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$571.6	$502.5

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(190.4)	(356.5)
Net change in short-term investments	79.6	82.9
Other, net	2.2	1.9

Net cash used in investing activities	(108.6)	(271.7)

Cash Flows from Financing Activities
Proceeds from borrowings	—	985.6
Early extinguishment of debt	(140.0)	(305.0)
Principal repayments of capital lease obligations	(1.5)	(104.0)
Change in note payable to affiliate	(21.3)	(494.8)
Dividends paid	(289.5)	(309.5)
Net change in outstanding checks drawn on controlled disbursement accounts	(10.7)	(3.1)

Net cash used in financing activities	(463.0)	(230.8)

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2003	2002	2003	2002

Net income, as reported	$99.5	$130.6	$410.8	$308.6
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.1)	(1.9)	(.2)	(3.7)

Pro forma net income	$99.4	$128.7	$410.6	$304.9

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and six months ended June 30, 2003 and 2002 was not material.

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

Verizon New Jersey Inc.

expense and accumulated depreciation for future removal costs for existing assets. These removal costs were recorded as a reduction to accumulated depreciation when the assets were retired and removal costs were incurred.

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $260.8 million ($154.3 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and six month periods ended June 30, 2003.

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

3.    Dividend

On August 1, 2003, we declared and paid a dividend in the amount of $190.0 million to our parent, Verizon.

4.    Debt

On June 30, 2003, we redeemed the entire outstanding principal amount of our $100.0 million 7 1/4% debentures due on March 1, 2023. We recorded a loss of $4.1 million to other income and (expense), net due to this redemption.

On March 6, 2003, we redeemed the entire outstanding principal amount of our $40.0 million 4 5/8% debentures due June 1, 2005. There was no material impact to our results of operations due to this redemption.

On June 1, 2002, $100.0 million of 7 1/4% debentures matured.

On March 1, 2002, we redeemed the entire outstanding principal amount of our $55.0 million 5 7/8% debentures due on December 1, 2006, $50.0 million 6 5/8% debentures due on April 1, 2008, $75.0 million 7 3/8% debentures due on June 1, 2012, and $125.0 million 7 1/4% debentures due on April 1, 2011. We recorded a loss of $2.9 million to other income and (expense), net due to these redemptions.

On January 15, 2002, we issued $1.0 billion of 5 7/8% debentures due on January 17, 2012, at a discount. Proceeds from this sale of $985.6 million were used to repay or refinance existing indebtedness and for general corporate purposes.

Verizon New Jersey Inc.

5.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Reinvested Earnings

Balance at December 31, 2002	$1,381.2	$729.6
Net income		410.8
Dividends declared		(289.5)

Balance at June 30, 2003	$1,381.2	$850.9

Net income and comprehensive income were the same for the six months ended June 30, 2003 and 2002.

6.    Employee Severance and Other Benefit Costs

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

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $73.5 million. In the second quarters of 2002 and 2003, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded special charges of $61.5 million and $16.0 million, respectively. As of June 30, 2003, approximately 2,140 employees have been separated under the 2001, 2002 and 2003 severance programs. Nearly all of the separations under the 2001 and 2002 severance activity have occurred. As of June 30, 2003, our severance liability was $86.8 million, which includes future payments to employees previously separated under the 2001, 2002 and 2003 severance programs. During the first six months of 2003, the company’s severance liability was increased by $17.9 million for special charges and ongoing severance costs and decreased by $32.8 million for payments and the redistribution of severance liabilities across Verizon’s subsidiaries. Severance costs are included in selling, general and administrative expense in our statements of income. We continually evaluate employee levels, and accordingly, we may incur future severance costs.

In addition, we recorded special charges of $45.9 million in the second quarter of 2003 in connection with pension enhancements and estimated costs associated with the July 10, 2003 arbitration ruling. On July 10, 2003, an arbitrator ruled that Verizon-New York’s termination of approximately 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees in other Verizon subsidiaries, including the company. We offered to reinstate approximately 390 of the company’s impacted employees, and accordingly, we recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs. In the second quarter of 2002, we recorded a special charge of $29.7 million in connection with pension enhancements and we recorded a pension settlement gain of $32.1 million as lump-sum payments exceeded the threshold of service and interest costs. The special termination benefits and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.” Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

Verizon New Jersey Inc.

7.    Commitments and Contingencies

Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters, including environmental matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

From time to time, regulatory decisions require us to assure customers that we will provide a level of service performance that falls within prescribed parameters. There are penalties associated with failing to meet those service parameters and we, from time to time, pay such penalties. We do not expect these penalties to have a material effect on our financial condition, but they could have a material effect on our results of operations.

Verizon New Jersey Inc.

Item 2.	Management’s Discussion and Analysis of Results of Operations
(Abbreviated pursuant to General Instruction H(2).)

This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS

We reported net income of $410.8 million for the six month period ended June 30, 2003, compared to net income of $308.6 million for the same period in 2002. Our reported results included the following special items:

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $260.8 million ($154.3 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and six month periods ended June 30, 2003.

Employee Severance and Other Benefit Costs

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. In the second quarters of 2003 and 2002, we recorded severance costs of $16.0 million and $61.5 million, respectively. Severance costs are included in selling, general and administrative expense in our statements of income.

In addition, we recorded special charges of $45.9 million in the second quarter of 2003 in connection with pension enhancements and estimated costs associated with the July 10, 2003 arbitration ruling. On July 10, 2003, an arbitrator ruled that Verizon-New York’s termination of approximately 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees in other Verizon subsidiaries, including the company. We offered to reinstate approximately 390 of the company’s impacted employees, and accordingly, we recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs. In the second quarter of 2002, we recorded a special charge of $29.7 million in connection with pension enhancements and we recorded a pension settlement gain of $32.1 million as lump-sum payments exceeded the threshold of service and interest costs. Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

See Note 6 to the condensed financial statements for additional information.

These and other items affecting the comparison of our results of operations for the six month periods ending June 30, 2003 and 2002 are discussed in the following sections.

Verizon New Jersey Inc.

OPERATING REVENUES

(Dollars in Millions)

	Six Months Ended June 30,
	2003	2002

Local services	$878.2	$932.6
Network access services	702.4	745.2
Long distance services	177.6	193.5
Other services	88.1	93.8

Total	$1,846.3	$1,965.1

LOCAL SERVICES

2003-2002	(Decrease)

Six Months	$(54.4) (5.8)%

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

Local service revenues declined in the first six months of 2003 primarily due to lower demand and usage of our basic local wireline services. The effects of mandated price reductions on UNEs, technology substitution from wireless services and the lagging economy largely drove the decline in local service revenue growth, as reflected by a decline in switched access lines in service of 4.8% from a year ago. Regulatory pricing rules for UNEs are shifting the mix of access lines from retail to wholesale resulting in more competition for local exchange services. These decreases were partially offset by the effect of higher billings to CLECs for the purchase of UNEs and for interconnection of their network with our network and by increased sales of packaged wireline services as a result of expanded new products and pricing plans.

NETWORK ACCESS SERVICES

2003-2002	(Decrease)

Six Months	$(42.8) (5.7)%

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

The decrease in network access revenues in the first six months of 2003 was mainly attributable to declines in switched minutes of use and switched access lines of 18.5% and 4.8%, respectively, from June 30, 2002, reflecting the impact of competition, the soft economy and wireless substitution.

Verizon New Jersey Inc.

LONG DISTANCE SERVICES

2003-2002	(Decrease)

Six Months	$(15.9) (8.2)%

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

Long distance service revenues declined in the first six months of 2003 primarily due to the effects of competition, technology substitution and lower access line growth due to the soft economy. These factors were partially offset by increased sales of packaged wireline services which include expanded product offerings and pricing plans, resulting in customer win-backs.

OTHER SERVICES

2003-2002	(Decrease)

Six Months	$(5.7) (6.1)%

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

Other service revenues decreased in the first six months of 2003 primarily due to a decrease in revenue from affiliates for sales and services and lower billing and collection revenues from carriers. These decreases were partially offset by a change in the allocation percentage among affiliates for per call compensation of pay phone service in 2002.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	Increase

Six Months	$12.6 2.4%

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

The increase in cost of services and sales in the first six months of 2003 was mainly driven by lower net pension and other post-retirement benefit income. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the six month period ended June 30, 2003, the company recorded pension income, net of postretirement benefit expenses (after consideration of capitalized costs) of $40.9 million, compared to $92.4 million for the same period in 2002. Higher costs allocated from affiliates further contributed to the increase in cost of services and sales expense.

Verizon New Jersey Inc.

These cost increases were partially offset by the effect of work force reductions over the past year and by lower access and transport costs in the first six months of 2003. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and, accordingly, we adjusted our first quarter 2003 operating expenses.

See “Other Matters – Compensation for Internet Traffic” for additional information on Federal Communications Commission (FCC) rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	(Decrease)

Six Months	$(9.4) (2.3)%

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

The decline in SG&A expense in the first six months of 2003 was primarily driven by lower employee severance costs and lower bad debt expense principally due to a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements. These decreases were partially offset by the effect of a pension settlement gain recorded in the second quarter of 2002 and by higher charges in connection with pension enhancements and other employee benefit expenses. In addition, higher general and administrative costs allocated from affiliates further offset the decrease in SG&A expense in 2003.

DEPRECIATION AND AMORTIZATION

2003-2002	(Decrease)

Six Months	$(28.2) (6.2)%

Depreciation and amortization expense decreased principally due to the effect of lower rates of depreciation, as well as the favorable impact of adopting SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates. These decreases were partially offset by growth in depreciable telephone plant.

Verizon New Jersey Inc.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

	Six Months Ended June 30,
	2003	2002	% Change

Interest income	$.9	$1.8	(50.0)%
Loss on early extinguishment of debt	(4.1)	(2.9)	(41.4)
Other, net	—	1.3	(100.0)

Total	$(3.2)	$.2	nm

nm – Not meaningful

The decrease in other income and (expense), net was due to nonperformance fees received from a vendor in the first six months of 2002, higher losses on the early extinguishment of debt and lower interest income.

INTEREST EXPENSE

	Six Months Ended June 30,
	2003	2002	% Change

Interest expense	$58.2	$65.1	(10.6)%
Capitalized interest costs	2.9	3.3	(12.1)

Total interest costs on debt balances	$61.1	$68.4	(10.7)

Debt outstanding	$2,081.6	$2,252.8	(7.6)%

Interest expense decreased in the first six months of 2003, over the same period in 2002, primarily due to changes in the mix of short- and long-term interest rates and changes in the levels of debt during each period.

See Note 4 to the condensed financial statements for additional information.

PROVISION FOR INCOME TAXES

	Six Months Ended June 30,
	2003	2002	% Change

Provision for income taxes	$175.9	$214.1	(17.8)%
Effective income tax rate	40.7%	41.0%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was lower for the six months ended June 30, 2003, compared to the same period in 2002, primarily due to income tax credits recorded in the first six months of 2003.

Verizon New Jersey Inc.

OTHER MATTERS

In-Region Long Distance

Under the Telecommunications Act of 1996 (the 1996 Act), our ability to offer in-region long distance services (that is, services originating in the state where we operate as a local exchange carrier) was largely dependent on satisfying specified requirements. The requirements included a 14-point “competitive checklist” of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We were required to demonstrate to the FCC that entry into the in-region long distance market would be in the public interest.

On June 24, 2002, the FCC released an order approving our application for permission to enter the in-region long distance market in New Jersey. In the second quarter of 2003, the appeal of the order granting our application has been resolved in our favor and withdrawn. Since July 3, 2002, in-region long distance service is being offered by a separate non-regulated subsidiary of Verizon as required by law.

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

On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% minus an inflation factor and the size of the new universal service fund at $650 million. The entire plan continued in effect pending the FCC’s further consideration of its justification of these components. On July 10, 2003, the FCC released an order on remand reaffirming these aspects of its plan. As a result of tariff adjustments which became effective in July 2003, we reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. Verizon has been authorized to remove special access and dedicated transport services from price caps in 56 Metropolitan Statistical Areas (MSAs). In addition, the FCC has found that in 24 MSAs Verizon has met the stricter standards to remove special access connections to end-user customers from price caps.

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

Verizon New Jersey Inc.

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

Collective Bargaining Agreement

Associate employees wages, pension and other benefits are determined under contract with unions representing our associate employees. Approximately 86% of our employees are covered by a collective bargaining agreement. On August 2, 2003, the collective bargaining agreement with the unions representing our employees expired. As of 8:00 a.m. on August 12, 2003, those employees have worked without a new contract since the previous contract expired and we continued to negotiate a new agreement with the unions. Once a proposed settlement is reached, it is subject to ratification by the unions’ members.

Verizon New Jersey Inc.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Verizon New Jersey Inc.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2003.

Verizon New Jersey Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon New Jersey Inc.

Date: August 12, 2003	By	/s/ EDWIN F. HALL
Edwin F. Hall Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2003.

Verizon New Jersey Inc.

EXHIBIT INDEX

Exhibit Number
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.