Form 10-Q
period 2003-09-30
VERIZON NEW JERSEY INC
filed 2003-11-12
CIK 71428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-3488

VERIZON NEW JERSEY INC.

A New Jersey Corporation	I.R.S. Employer Identification No. 22-1151770

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

Verizon New Jersey Inc.

Verizon New Jersey Inc.

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2003	2002	2003	2002

Operating Revenues (including $72.1, $42.3, $192.1 and $141.1 from affiliates)	$891.8	$986.7	$2,738.1	$2,951.8

Operating Expenses (including $214.1, $176.2, $606.5 and $526.3 to affiliates)
Cost of services and sales (exclusive of items shown below)	302.2	261.7	833.8	780.7
Selling, general and administrative expense	200.1	190.8	597.2	597.3
Depreciation and amortization	212.5	216.0	636.3	668.0

Total Operating Expenses	714.8	668.5	2,067.3	2,046.0

Operating Income	177.0	318.2	670.8	905.8

Other income and (expense), net (including $0, $0, $.1 and $.2 from affiliates)	.1	.5	(3.1)	.7

Interest expense (including $1.1, $1.8, $3.2 and $5.2 to affiliate)	28.1	30.3	86.3	95.4

Income before provision for income taxes and cumulative effect of change in accounting principle	149.0	288.4	581.4	811.1

Provision for income taxes	60.8	118.1	236.7	332.2

Income Before Cumulative Effect of Change in Accounting Principle	88.2	170.3	344.7	478.9

Cumulative effect of change in accounting principle, net of tax	—	—	154.3	—

Net Income	$88.2	$170.3	$499.0	$478.9

See Notes to Condensed Financial Statements.

Verizon New Jersey Inc.

CONDENSED BALANCE SHEETS

ASSETS

(Dollars in Millions)	September 30, 2003	December 31, 2002

	(Unaudited)
Current assets
Short-term investments	$3.1	$122.6
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $182.6 and $229.0	556.1	623.1
Affiliates	66.9	75.4
Material and supplies	12.8	12.2
Prepaid expenses	66.5	117.8
Deferred income taxes	106.2	83.0
Other	92.1	92.0

	903.7	1,126.1

Plant, property and equipment	12,960.9	12,837.0
Less accumulated depreciation	8,211.7	8,041.4

	4,749.2	4,795.6

Intangible assets, net	95.1	117.0

Prepaid pension asset	657.7	576.7

Other assets	233.0	241.4

Total assets	$6,638.7	$6,856.8

See Notes to Condensed Financial Statements.

Verizon New Jersey Inc.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	September 30, 2003	December 31, 2002

	(Unaudited)
Current liabilities
Debt maturing within one year:
Note payable to affiliate	$294.4	$406.4
Other	252.2	1.7
Accounts payable and accrued liabilities:
Affiliates	168.9	203.2
Other	498.0	639.8
Other current liabilities	248.9	198.3

	1,462.4	1,449.4

Long-term debt	1,444.6	1,833.2

Employee benefit obligations	702.9	665.1

Deferred credits and other liabilities
Deferred income taxes	696.0	513.0
Unamortized investment tax credits	17.2	17.9
Other	185.2	267.4

	898.4	798.3

Shareowner’s investment
Common stock – one share, without par value	1,381.2	1,381.2
Reinvested earnings	749.2	729.6

	2,130.4	2,110.8

Total liabilities and shareowner’s investment	$6,638.7	$6,856.8

See Notes to Condensed Financial Statements.

Verizon New Jersey Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$926.0	$826.1

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(304.2)	(512.0)
Net change in short-term investments	119.5	124.4
Other, net	2.6	2.4

Net cash used in investing activities	(182.1)	(385.2)

Cash Flows from Financing Activities
Proceeds from borrowings	—	985.6
Early extinguishment of debt	(140.0)	(305.0)
Principal repayments of borrowings and capital lease obligations	(2.1)	(106.1)
Change in note payable to affiliate	(112.0)	(553.7)
Dividends paid	(479.5)	(459.5)
Net change in outstanding checks drawn on controlled disbursement accounts	(10.3)	(2.2)

Net cash used in financing activities	(743.9)	(440.9)

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2003	2002	2003	2002

Net income, as reported	$88.2	$170.3	$499.0	$478.9
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	.1	—	.1	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.2)	(1.8)	(.4)	(5.5)

Pro forma net income	$88.1	$168.5	$498.7	$473.4

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and nine months ended September 30, 2003 and 2002 was not material.

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $260.8 million ($154.3 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and nine month periods ended September 30, 2003.

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

3.    Dividend

On November 3, 2003, we declared and paid a dividend in the amount of $202.0 million to our parent, Verizon.

4.    Debt

In June 2003, we redeemed the entire outstanding principal amount of our $100.0 million 7 1/4% debentures due on March 1, 2023. We recorded a loss of $4.1 million to other income and (expense), net due to this redemption.

In March 2003, we redeemed the entire outstanding principal amount of our $40.0 million 4 5/8% debentures due June 1, 2005. There was no material impact to our results of operations due to this redemption.

In June 2002, $100.0 million of 7 1/4% debentures matured.

In March 2002, we redeemed the entire outstanding principal amount of our $55.0 million 5 7/8% debentures due on December 1, 2006, $50.0 million 6 5/8% debentures due on April 1, 2008, $75.0 million 7 3/8% debentures due on June 1, 2012, and $125.0 million 7 1/4% debentures due on April 1, 2011. We recorded a loss of $2.9 million to other income and (expense), net due to these redemptions.

In January 2002, we issued $1.0 billion of 5 7/8% debentures due on January 17, 2012, at a discount. Proceeds from this sale of $985.6 million were used to repay or refinance existing indebtedness and for general corporate purposes.

Verizon New Jersey Inc.

5.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Reinvested Earnings

Balance at December 31, 2002	$1,381.2	$729.6
Net income		499.0
Dividends declared		(479.5)
Other		.1

Balance at September 30, 2003	$1,381.2	$749.2

Net income and comprehensive income were the same for the nine months ended September 30, 2003 and 2002.

6.    Employee Severance and Other Benefit Costs

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

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $73.5 million. In the second quarters of 2002 and 2003, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded special charges of $61.5 million and $16.0 million, respectively. As of September 30, 2003, approximately 2,230 employees have been separated and nearly all of the separations under these previous severance programs have occurred. As of September 30, 2003, our severance liability was $80.5 million, which includes future payments to employees previously separated under these severance programs. During the first nine months of 2003, the company’s severance liability was increased by $18.8 million for special charges and ongoing severance costs and decreased by $40.0 million for payments and the redistribution of severance liabilities across Verizon’s subsidiaries. Severance costs are included in selling, general and administrative expense in our statements of income. We continually evaluate employee levels, and accordingly, we may incur future severance costs.

Other Benefit Costs

During the nine months ended September 30, 2003, we recorded a pension settlement loss of $11.6 million related to employees that received lump-sum distributions during the third quarter of 2003 in connection with previously announced employee separations. Also, we recorded special charges of $45.9 million in the second quarter of 2003 in connection with pension enhancements and estimated costs associated with the July 10, 2003 arbitration ruling. On July 10, 2003, an arbitrator ruled that Verizon-New York’s termination of approximately 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees in other Verizon subsidiaries, including the company. We offered to reinstate approximately 390 of the company’s impacted employees, and accordingly, we recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs. During the nine months ended September 30, 2002, we recorded a net pension settlement gain of $30.5 million related to employees that received lump-sum distributions during the second and third quarters of 2002, and a special charge of $29.7 million in connection with pension enhancements. The special termination benefits and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.” Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

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

RESULTS OF OPERATIONS

We reported net income of $499.0 million for the nine month period ended September 30, 2003, compared to net income of $478.9 million for the same period in 2002. Our reported results included the following special items:

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $260.8 million ($154.3 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and nine month periods ended September 30, 2003.

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

In addition, during the nine months ended September 30, 2003, we recorded a pension settlement loss of $11.6 million related to employees that received lump-sum distributions during the third quarter of 2003 in connection with previously announced employee separations. Also, we recorded special charges of $45.9 million in the second quarter of 2003 in connection with pension enhancements and estimated costs associated with the July 10, 2003 arbitration ruling. On July 10, 2003, an arbitrator ruled that Verizon-New York’s termination of approximately 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees in other Verizon subsidiaries, including the company. We offered to reinstate approximately 390 of the company’s impacted employees, and accordingly, we recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs. During the nine months ended September 30, 2002, we recorded a net pension settlement gain of $30.5 million related to employees that received lump-sum distributions during the second and third quarters of 2002, and a special charge of $29.7 million in connection with pension enhancements. Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

See Note 6 to the condensed financial statements for additional information.

These and other items affecting the comparison of our results of operations for the nine month periods ending September 30, 2003 and 2002 are discussed in the following sections.

Verizon New Jersey Inc.

OPERATING REVENUES

(Dollars in Millions)

	Nine Months Ended September 30,
	2003	2002

Local services	$1,308.3	$1,421.1
Network access services	1,031.2	1,107.3
Long distance services	264.2	285.5
Other services	134.4	137.9

Total	$2,738.1	$2,951.8

LOCAL SERVICES

2003-2002	(Decrease)

Nine Months	$(112.8) (7.9)%

Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs) and wireless carriers, and some data transport revenues.

Local service revenues declined in the first nine months of 2003 primarily due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a decline in switched access lines in service of 4.5% from a year ago. This decline was mainly driven by the effects of regulatory pricing rules for UNEs and technology substitution. Regulatory pricing rules for UNEs are shifting the mix of access lines from retail to wholesale, resulting in price reductions and more competition for local exchange services. This decrease was partially offset by the impact of sales of packaged wireline services as a result of expanded new products and pricing plans.

NETWORK ACCESS SERVICES

2003-2002	(Decrease)

Nine Months	$(76.1) (6.9)%

Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services. Further, network access revenues include our digital subscriber line (DSL) services.

The decrease in network access revenues in the first nine months of 2003 was mainly attributable to a decline in switched minutes of use of 18.6%, from a year ago, reflecting the impact of access line loss and wireless substitution. This decrease was partially offset by the effect of mandated price increases and other regulatory decisions in 2003.

Verizon New Jersey Inc.

LONG DISTANCE SERVICES

2003-2002	(Decrease)

Nine Months	$(21.3) (7.5)%

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

Long distance service revenues declined in the first nine months of 2003 primarily due to the effects of lower access line growth and technology substitution. These factors were partially offset by the impact of sales of packaged wireline services which include expanded product offerings and pricing plans.

OTHER SERVICES

2003-2002	(Decrease)

Nine Months	$(3.5) (2.5)%

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

Other service revenues decreased in the first nine months of 2003 primarily due to a decrease in revenue from affiliate sales and services.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	Increase

Nine Months	$53.1 6.8%

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

The increase in cost of services and sales in the first nine months of 2003 was mainly driven by lower net pension and other post-retirement benefit income. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the nine month period ended September 30, 2003, the company recorded pension income, net of postretirement benefit expenses (after consideration of capitalized costs) of $61.3 million, compared to $141.7 million for the same period in 2002. Cost of services and sales also increased due to higher costs allocated from affiliates and the impact of annual wage increases. Additional overtime pay due to higher weather-related repair volumes and contingency costs to

Verizon New Jersey Inc.

maintain operational readiness during recent labor negotiations further contributed to the increase in cost of services and sales expense.

These cost increases were partially offset by the effect of work force reductions over the past year and by lower access and transport costs in the first nine months of 2003. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and, accordingly, we adjusted our first quarter 2003 operating expenses.

See “Other Matters—Compensation for Internet Traffic” for additional information on Federal Communications Commission (FCC) rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	(Decrease)

Nine Months	$(.1) nm

nm—Not meaningful

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

The decline in SG&A expense in the first nine months of 2003 was primarily driven by lower bad debt expense principally due to a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements. This decrease was partially offset by higher general and administrative costs allocated from affiliates, principally related to customer care and rent costs. Higher charges in connection with employee severance and other benefit costs, as described previously in Results of Operations, further offset the decrease in SG&A expense.

DEPRECIATION AND AMORTIZATION

2003-2002	(Decrease)

Nine Months	$(31.7) (4.7)%

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

Verizon New Jersey Inc.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

	Nine Months Ended September 30,		% Change
	2003	2002

Interest income	$ 1.0	$ 2.4	(58.3)%
Loss on early extinguishment of debt	(4.1)	(2.9)	(41.4)
Other, net	—	1.2	(100.0)

Total	$(3.1)	$ .7	nm

nm—Not meaningful

The decrease in other income and (expense), net was partially attributable to lower interest income due, in part, to lower interest rates on short-term investments. In addition, nonperformance fees received from a vendor in the first nine months of 2002 and higher losses on the early extinguishment of debt further contributed to the decrease in other income and (expense), net.

INTEREST EXPENSE

	Nine Months Ended September 30,		% Change
	2003	2002

Interest expense	$86.3	$95.4	(9.5)%
Capitalized interest costs	3.9	5.1	(23.5)

Total interest costs on debt balances	$90.2	$100.5	(10.2)

Debt outstanding	$1,991.2	$2,192.8	(9.2)%

The decrease in interest expense in the first nine months of 2003, over the same period in 2002, was primarily due to changes in the mix of short- and long-term interest rates and changes in the levels of debt during each period.

See Note 4 to the condensed financial statements for additional information.

PROVISION FOR INCOME TAXES

	Nine Months Ended September 30,		% Change
	2003	2002

Provision for income taxes	$236.7	$332.2	(28.7)%
Effective income tax rate	40.7%	41.0%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was lower for the nine months ended September 30, 2003, compared to the same period in 2002, primarily due to the effect of income tax credits recorded in the first nine months of 2003.

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

On June 24, 2002, the FCC released an order approving our application for permission to enter the in-region long distance market in New Jersey. In the second quarter of 2003, the appeal of the order granting our application was resolved in our favor and withdrawn. Since July 3, 2002, in-region long distance service is being offered by a separate non-regulated subsidiary of Verizon as required by law.

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

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon’s telephone operations. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. On October 16, 2003, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. The FCC

Verizon New Jersey Inc.

also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

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

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking reopened the question of what network elements must be made available on an unbundled basis under the 1996 Act, and will address the impact of the order by the U.S. Court of Appeals for the D.C. Circuit overturning its previous rules, as well as other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. On February 20, 2003, the FCC announced a decision in its triennial review. The order was released on August 21, 2003. With respect to broadband services, the order generally removed section 251 unbundling obligations. With respect to narrowband services, the order generally left unbundling obligations in place, and delegated to state regulatory proceedings a further review. The order also provided a new set of criteria relating to when carriers may purchase EELs. Multiple parties, including Verizon, have appealed various aspects of the decision.

The FCC’s February 2003 order significantly increases arbitrage opportunities by making it easier for carriers to use EELs for non-local service at regulated prices set using the pricing formula that applies to unbundled network elements rather than competitive special access prices. In addition, the FCC’s order eliminates important safeguards that protected against this kind of arbitrage, including the FCC’s previous rule against co-mingling unbundled elements and other services.

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

Verizon New Jersey Inc.

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002 and September 25, 2002. The U.S. Supreme Court has declined to review that denial. In the meantime, pending further action by the FCC, the FCC’s underlying order remains in effect.

State Regulation of Rates and Services

The 1992 New Jersey Telecommunications Act classifies telecommunications services as “competitive” or “protected.” “Protected telephone services” include basic residence, touch-tone, access services other than those otherwise deemed competitive by the New Jersey Board of Public Utilities (NJBPU), business local service for customers with four lines or less, and the ordering, installation and restoration of these services. We provide “protected telephone services” and other services, including vertical services (Rate-Regulated Services), under a Plan for Alternative Form of Regulation, which became effective on July 1, 2002, pursuant to a decision announced by the NJBPU on June 19, 2002 and issued August 19, 2003. The new plan eliminates earnings regulation, streamlines the process to introduce new services and strengthens commitments to service quality, lifeline service and schools and public libraries. A petition for reconsideration of the Plan was filed by an opposing party and is pending.

Labor and Employee Benefit Issues

On September 4, 2003, Verizon announced that they reached agreement on five-year contracts with the Communications Workers of America and the International Brotherhood of Electrical Workers covering approximately 86% of our employees. These agreements were ratified by the unions in October 2003. The contracts provide for a 3 percent lump-sum payment in lieu of a base wage increase in the first year of the contract. Beginning in the second year, base wages will increase 2 percent annually, for a total of 8 percent over the five year term of the contract. There will be cost-of-living increases if the Consumer Price Index for Urban Wage Earners rises above certain levels in the fourth and fifth years of the contract. Also, there will be a pension–band increase of 2 percent effective October 1, 2004, and 3 percent increases annually for the remainder of the contract, for a total of 11 percent. A separate 5 percent pension-band increase will be available only for union-represented employees who retire in the fourth quarter of 2003. Other portions of the contracts address changes in health care coverage, job security protections, and incidental absences.

In September and October 2003, Verizon announced management and union voluntary separation offers that include enhanced severance, pension and health care provisions. The election periods for both the management and union offers end no later than November 16, 2003.

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

Verizon New Jersey Inc.

PART II— OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed or furnished during the quarter ended September 30, 2003:

A Current Report on Form 8-K was filed on September 8, 2003, containing a press release issued by Verizon Communications Inc. on September 4, 2003 announcing the agreement between Verizon Communications Inc. and two labor unions in the Northeast on new contracts.

Verizon New Jersey Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon New Jersey Inc.

Date: November 12, 2003	By:	/s/ EDWIN F. HALL
Edwin F. Hall Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 2003.

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