Form 10-K
period 2003-12-31
VERIZON NEW JERSEY INC
filed 2004-03-30
CIK 71428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Verizon New Jersey Inc.

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 24, 2004.

Verizon New Jersey Inc.

PART I

Item 1. Business

(Abbreviated pursuant to General Instruction I(2).)

GENERAL

Verizon New Jersey Inc. is incorporated under the laws of the State of New Jersey. We are a wholly owned subsidiary of Verizon Communications Inc. (Verizon).

We presently serve a territory consisting of Local Access and Transport Areas (LATAs) in the state of New Jersey. These LATAs are generally centered on a city or based on some other identifiable common geography.

We currently provide two basic types of telecommunications services:

•	Exchange telecommunications service is the transmission of telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

•	Exchange access service links a customer’s premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

As of December 31, 2003, we had approximately 8,300 employees. Approximately 89% of our employees are covered by collective bargaining agreements. Collective bargaining agreements with the unions expire in August 2008.

REGULATION

Telecommunications Act of 1996

We face increasing competition in all areas of our business. The Telecommunications Act of 1996 (the 1996 Act), regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints.

In-Region Long Distance

Under the 1996 Act, our ability to offer in-region long distance services (that is, services originating in the state where we operate as a local exchange carrier) was largely dependent on satisfying specified requirements. These requirements included a 14-point “competitive checklist” of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or by interconnecting their own networks to ours. We were required to demonstrate to the Federal Communications Commission (FCC) that our entry into the in-region long distance market would be in the public interest.

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

Verizon New Jersey Inc.

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

As a result of tariff adjustments which became effective in July 2002, we reached the $.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high-cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above. On October 16, 2003, in response to a previous court decision, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

Unbundling of Network Elements

On February 20, 2003, the FCC announced a decision adopting new rules defining the obligations of incumbent local exchange carriers to provide competing carriers with access to UNEs. The decision was the culmination of an FCC rulemaking referred to as its triennial review of its UNE rules, and also was in response to a decision by the U.S. Court of Appeals for the D.C. Circuit. The U.S. Court of Appeals for the D.C. Circuit had overturned the FCC’s previous unbundling rules on the grounds that the FCC did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite.

The text of the order and accompanying rules was released on August 21, 2003. With respect to broadband facilities, such as mass market fiber to the premises loops and packet switching, that order generally removed unbundling obligations under Section 251 of the 1996 Act. With respect to narrowband services, the order generally left unbundling obligations in place, with certain limited exceptions, and delegated to state regulatory proceedings a further review. The order also provided a new set of criteria relating to when carriers may purchase a combination of unbundled loops and transport elements known as enhanced extended loops (EELs).

The FCC’s order significantly increases arbitrage opportunities by making it easier for carriers to use EELs for non-local service at regulated prices set using the pricing formula that applies to UNEs rather than competitive special access prices. In addition, the FCC’s order eliminates important safeguards that protected against this kind of arbitrage, including the FCC’s previous rule against co-mingling unbundled elements and other services.

Multiple parties, including Verizon, appealed various aspects of the decision. Multiple parties also have asked the FCC to clarify or reconsider various aspects of its order, and Verizon has petitioned the FCC to make clear that any broadband facilities that do not have to be unbundled under Section 251 of the 1996 Act also do not have to be unbundled under another provision of the 1996 Act. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued an order upholding the FCC in part, and overturning its order in part. The court upheld the FCC with respect to broadband facilities. On the narrowband unbundling requirements and on the EELs rules, the court reversed key aspects of the FCC decision. The court’s reversal of the FCC will not go into effect for 60 days following the ruling or until a petition for rehearing is denied or granted.

Intercarrier Compensation

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $.0015 to $.0007 over a

Verizon New Jersey Inc.

three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale for its April 27, 2001 order, but declined to vacate the order while it is on remand. As a result, pending further action by the FCC, the FCC’s underlying order remains in effect.

More generally, the FCC has an ongoing rulemaking that could fundamentally restructure the regulatory regime for intercarrier compensation, including, but not limited to, access charges, compensation for Internet traffic, and reciprocal compensation for local traffic. The FCC also is considering multiple petitions asking it to declare whether, and under what circumstances, services that employ Internet protocol are subject to access charges under current law, or asking it to forbear from any requirement to pay access charges on some such services. The FCC also has announced that it intends to initiate a rulemaking proceeding to address the regulation of voice over Internet protocol services generally.

Broadband Services

The FCC has several ongoing rulemakings considering the regulatory treatment of broadband services. Among the questions at issue are whether to require local telephone companies like Verizon to offer such services as a common carrier or whether such services may be offered under a potentially less regulated private carriage arrangement, and whether to declare broadband services offered by local telephone companies as non-dominant and what the effect should be of any such classification.

State Regulation of Rates and Services

The 1992 New Jersey Telecommunications Act classifies telecommunications services as “competitive” or “protected.” “Protected telephone services” include basic residence, touch-tone, access services other than those otherwise deemed competitive by the New Jersey Board of Public Utilities (NJBPU), business local service for customers with four lines or less, and the ordering, installation and restoration of these services. We provide “protected telephone services” and other services, including vertical services (Rate-Regulated Services), under a Plan for Alternative Form of Regulation, which became effective on July 1, 2002, pursuant to a decision announced by the NJBPU on June 19, 2002 and issued August 19, 2003. The new plan eliminates earnings regulation, eliminates earnings sharing provisions, streamlines the process to introduce new services and strengthens commitments to service quality, lifeline service and schools and public libraries. A petition for reconsideration of the Plan was filed by an opposing party and is pending.

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

Local Exchange Services

The ability to offer local exchange services historically has been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in our jurisdiction. The 1996 Act has significantly increased the level of competition in our local exchange markets.

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

Verizon New Jersey Inc.

Long Distance Services

We offer intraLATA and interLATA long distance services. IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. Federal regulators have jurisdiction over interstate toll services. Our state regulatory commission permits other carriers to offer intraLATA toll services within the state. A number of our major competitors in the long distance business have strong brand recognition and existing customer relationships.

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

Verizon New Jersey Inc.

Item 2. Properties

GENERAL

Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

	2003	2002
Central office equipment	46%	45%
Outside communications plant	37	36
Land and buildings	8	8
Furniture, vehicles and other work equipment	7	8
Other	2	3

	100%	100%

“Central office equipment” consists of switching equipment, transmission equipment and related facilities. “Outside communications plant” consists primarily of aerial cable, buried cable, underground cable, conduit and wiring, and telephone poles. “Land and buildings” consists of land and land improvements, and principally central office buildings. “Furniture, vehicles and other work equipment” consists of public telephone instruments and telephone equipment, furniture, office equipment, motor vehicles and other work equipment. “Other” property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements.

All of our properties, located in the state of New Jersey, are generally in good operating condition and are adequate to satisfy the needs of our business.

Our customers are served by electronic switching systems that provide a wide variety of services. Our network has full digital capability to furnish advanced data transmission and information management services.

CAPITAL EXPENDITURES

We continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital spending was approximately $444 million in 2003, $709 million in 2002 and $1,073 million in 2001. Capital spending for those years includes capitalized software and excludes additions under capital leases. Our total investment in plant, property and equipment was approximately $13.0 billion at December 31, 2003 and $12.8 billion at December 31, 2002, including the effect of retirements, but before deducting accumulated depreciation.

Item 3.	Legal Proceedings

There were no proceedings reportable under Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

(Omitted pursuant to General Instruction I(2).)

Verizon New Jersey Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

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

The communications services we provide are subject to regulation by the New Jersey Board of Public Utilities (NJBPU) with respect to intrastate rates and services and other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. For a further discussion of the Company and our regulatory plan, see Item 1—“Business.”

Critical Accounting Policies

A summary of the critical accounting policies used in preparing our financial statements is as follows:

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

Verizon New Jersey Inc.

We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. In general, fixed fees for local telephone, long distance and certain other services are billed one month in advance and recognized the following month when earned. Revenue from other products that are not fixed fee or that exceed contracted amounts is recognized when such services are provided. Customer activation fees, along with the related costs up to, but not exceeding the activation fees, are deferred and amortized over the customer relationship period.

In the course of conducting our business, we provide services to and purchase goods and services from affiliated companies. These transactions are supported by tariff rates or contractual agreements, the terms of which require estimates and judgments to fairly value such transactions.

All of our significant accounting policies are described in Note 1 to the financial statements.

Transactions with Affiliates

Our financial statements include transactions with affiliates. The more significant affiliate transactions include revenues earned from Verizon Services, Verizon Internet Services Inc., Verizon Wireless Inc., Verizon Global Networks Inc. and Verizon Long Distance for utilization of our network facilities and provision of services.

In addition, our operating revenue and expense include transactions with other Verizon Operating Telephone Companies primarily for the rental of facilities and equipment and interconnection services.

Further, we recognize operating expense in connection with contractual arrangements with affiliates, primarily Verizon Services, for the provision of various centralized services to us. We recognize interest expense in connection with contractual agreements with Verizon Network Funding Corp. for the provision of short-term financing and cash management services. We also pay quarterly dividends to our parent, Verizon.

See Note 10 to the financial statements for additional information about our transactions with affiliates.

RESULTS OF OPERATIONS

We reported net income of $285.5 million for the year ended December 31, 2003, compared to net income of $513.1 million for the same period in 2002. Our reported results included the following special items:

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $260.8 million ($154.3 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expense for the year ended December 31, 2003.

Verizon New Jersey Inc.

Employee Severance and Other Benefit Costs

In 2003, we incurred total pension, benefit and other costs related to severance activities of $430.9 million (excluding amounts allocated from affiliates).

•	Our costs include a charge of $134.7 million related to the voluntary separation of management and associate employees as recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

•	We also recorded special charges of $283.8 million in connection with pension and retirement benefit enhancements and estimated costs associated with the July 10, 2003 arbitration ruling. On July 10, 2003, an arbitrator ruled that Verizon New York Inc.’s termination of approximately 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees in other Verizon subsidiaries, including the company. We offered to reinstate approximately 390 of the company’s impacted employees, and accordingly, we recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs.

•	Further, we recorded a pension settlement loss of $11.6 million in connection with previously announced employee separations and a net curtailment loss of $.8 million for a significant reduction of the expected years of future service resulting from early retirements.

In 2002, we incurred total pension, benefit and other costs related to severance activities of $173.9 million (excluding amounts allocated from affiliates).

•	Our costs include a charge of $61.5 million in connection with a voluntary separation plan as recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

•	We also recorded a special charge of $30.7 million in connection with pension and retirement benefit enhancements. Further, we recorded a pension settlement gain of $(29.6) million in connection with previously announced employee separations and a net curtailment loss of $111.3 million for a significant reduction of the expected years of future service resulting from early retirements in 2002.

The special termination benefits, curtailment and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Severance, special termination benefits, curtailments and settlement of pension obligations are included in selling, general and administrative expense in our statements of income. As of December 31, 2003, a total of over 2,800 employees have been separated under the 2002 and 2003 severance programs.

See Note 8 to the financial statements for additional information about our employee benefits.

These and other items affecting the comparison of our results of operations for the years ended December 31, 2003 and 2002 are discussed in the following sections.

OPERATING REVENUES

(Dollars in Millions)

Years Ended December 31	2003	2002
Local services	$1,721.9	$1,832.0
Network access services	1,356.8	1,484.7
Long distance services	351.1	371.4
Other services	187.1	182.1

Total	$3,616.9	$3,870.2

Verizon New Jersey Inc.

LOCAL SERVICES

(Decrease)

2003 – 2002	$(110.1)	(6.0)%

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

Local service revenues declined in 2003 primarily due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a decline in switched access lines in service of 4.9% from a year ago. This decline was mainly driven by the effects of competition, regulatory pricing rules for UNEs and technology substitution. Regulatory pricing rules for UNEs, which mandate lower prices from other carriers that use our facilities to provide local exchange services, are putting downward pressure on our revenues by shifting the mix of access lines from retail to wholesale. These decreases were partially offset by the impact of sales of packaged wireline services as a result of expanded new products and pricing plans.

NETWORK ACCESS SERVICES

(Decrease)

2003 – 2002	$(127.9)	(8.6)%

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

The decrease in network access revenues in 2003 was mainly attributable to a decline in subscriber line revenues, as well as a decline in switched minutes of use of 18.4%, from a year ago, reflecting the impact of access line loss and wireless substitution.

The FCC regulates the rates that we charge long distance carriers and end-user customers for interstate access services. We are required to file new access rates with the FCC each year. See “Other Matters – FCC Regulation and Interstate Rates” for additional information on FCC rulemakings concerning federal access rates, universal service and unbundling of network elements.

LONG DISTANCE SERVICES

(Decrease)

2003 – 2002	$(20.3)	(5.5)%

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

Verizon New Jersey Inc.

Long distance service revenues declined in 2003 primarily due to the effects of lower access line growth and technology substitution. These factors were partially offset by the impact of sales of packaged wireline services which include expanded product offerings and pricing plans.

OTHER SERVICES

Increase

2003 – 2002	$5.0	2.7%

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

Other service revenues increased in 2003 primarily due to an increase in revenue from affiliate sales and services, partially offset by a decrease in billing and collection revenue from other carriers.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

Increase

2003 – 2002	$89.7	8.7%

Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense. Cost of services and sales includes allocated costs from affiliates.

The increase in cost of services and sales in 2003 was mainly driven by lower net pension and other postretirement benefit income. The company participates in Verizon’s defined pension plan and postretirement health care and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to conditions in the securities markets at that time and medical and prescription drug cost trends. The expected rates of return on pension plan assets and other postretirement benefit plan assets were changed from 9.25% in 2002 to 8.50% in 2003. The discount rate assumption was lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption was 10.00% in 2003 and 11.00% in 2002. As a result of extending and increasing limits (caps) on company payments toward retiree health care costs in connection with the union contracts ratified in the fourth quarter of 2003, we began recording retiree health care costs as if there were no caps in the fourth quarter of 2003. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past three years, reduced pension income, net of postretirement benefit expenses (primarily in cost of services and sales), compared to 2002. During 2003, we recorded pension income, net of postretirement benefit expenses (after consideration of capitalized costs) of approximately $71 million, compared to $189 million in 2002. Cost of services and sales also increased due to higher costs allocated from affiliates and the impact of annual wage increases. Additional overtime pay due to higher weather-related repair volumes and contingency costs to maintain operational readiness during recent labor negotiations further contributed to the increase in cost of services and sales expense.

These cost increases were partially offset by the effect of work force reductions over the past year and by lower access and transport costs in 2003. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and, accordingly, we adjusted our first quarter 2003 operating expenses.

Verizon New Jersey Inc.

See “Other Matters – Compensation for Internet Traffic” for additional information on FCC rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Increase

2003 – 2002	$347.1	35.9%

Selling, general and administrative expense (SG&A) includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees, and rent for administrative space. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense. SG&A expense includes allocated costs from affiliates.

The increase in SG&A expense in 2003 was driven by higher employee costs of approximately $416 million primarily attributable to higher incurred costs and allocated costs from affiliates related to severance activities, as described in “Results of Operations.” These increases were partially offset by lower bad debt expense principally due to a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements.

DEPRECIATION AND AMORTIZATION EXPENSE

(Decrease)

2003 – 2002	$(39.3)	(4.4)%

Depreciation and amortization expense decreased principally due to the effect of lower rates of depreciation, as well as the favorable impact of adopting SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates. These decreases were partially offset by growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

	Years Ended December 31,
	2003	2002	% Change
Interest income	$1.6	$2.4	(33.3)%
Loss on early extinguishment of debt	(4.1)	(2.9)	(41.4)
Other, net	(.1)	1.3	nm

Total	$(2.6)	$.8	nm

nm – not meaningful

The change in other income and (expense) was attributable to the effect of nonperformance fees received from a vendor in 2002, higher losses on the early extinguishment of debt and lower interest income due, in part, to lower interest rates on short-term investments.

Verizon New Jersey Inc.

INTEREST EXPENSE

	Years Ended December 31
	2003	2002	% Change
Interest expense	$114.6	$127.2	(9.9)%
Capitalized interest costs	4.6	7.1	(35.2)

Total interest costs on debt balances	$119.2	$134.3	(11.2)

Debt outstanding	$2,127.0	$2,241.3	(5.1)%

The decline in interest expense in 2003, from a year ago, was primarily due to changes in the mix of short- and long-term interest rates and changes in the levels of debt during each period.

See Note 5 to the financial statements for additional information about our debt.

PROVISION FOR INCOME TAXES

	Years Ended December 31
	2003	2002	% Change
Provision for income taxes	$82.8	$342.5	(75.8)%
Effective income tax rate	38.7%	40.0%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was lower in 2003, as compared to 2002, primarily due to income tax credits recorded during 2003.

You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 9 to the financial statements.

CONTRACTUAL OBLIGATIONS

The following table provides a summary of our contractual obligations at December 31, 2003. Additional detail about these items is included in the notes to the financial statements.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt (see Note 5)	$1,699.9	$250.0	$—	$—	$1,449.9
Capital lease obligations (see Note 4)	11.6	2.3	2.4	2.0	4.9
Interest on long-term debt	1,213.5	94.8	186.6	186.6	745.5
Operating leases (see Note 4)	47.8	9.6	13.6	8.5	16.1

Total contractual obligations	$2,972.8	$356.7	$202.6	$197.1	$2,216.4

OTHER MATTERS

In-Region Long Distance

Under the Telecommunications Act of 1996 (the 1996 Act), our ability to offer in-region long distance services (that is, services originating in the state where we operate as a local exchange carrier) was largely dependent on satisfying specified requirements. The requirements included a 14-point “competitive checklist” of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We were required to demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

Verizon New Jersey Inc.

On June 24, 2002, the FCC released an order approving our application for permission to enter the in-region long distance market in New Jersey. Since July 3, 2002, in-region long distance service is being offered by a separate non-regulated subsidiary of Verizon as required by law.

FCC Regulation and Interstate Rates

We are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2003, the FCC continued to implement reforms to the interstate access charge system and to implement the “universal service” and other requirements of the 1996 Act.

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

As a result of tariff adjustments which became effective in July 2002, we reached the $.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high-cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above. On October 16, 2003, in response to a previous court decision, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

Unbundling of Network Elements

On February 20, 2003, the FCC announced a decision adopting new rules defining the obligations of incumbent local exchange carriers to provide competing carriers with access to UNEs. The decision was the culmination of an FCC rulemaking referred to as its triennial review of its UNE rules, and also was in response to a decision by the U.S. Court of Appeals for the D.C. Circuit. The U.S. Court of Appeals for the D.C. Circuit had overturned the FCC’s previous unbundling rules on the grounds that the FCC did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite.

The text of the order and accompanying rules was released on August 21, 2003. With respect to broadband facilities, such as mass market fiber to the premises loops and packet switching, that order generally removed unbundling obligations under Section 251 of the 1996 Act. With respect to narrowband services, the order generally left unbundling obligations in place, with certain limited exceptions, and delegated to state regulatory proceedings a further review. The order also provided a new set of criteria relating to when carriers may purchase a combination of unbundled loops and transport elements known as enhanced extended loops (EELs).

Verizon New Jersey Inc.

The FCC’s order significantly increases arbitrage opportunities by making it easier for carriers to use EELs for non-local service at regulated prices set using the pricing formula that applies to UNEs rather than competitive special access prices. In addition, the FCC’s order eliminates important safeguards that protected against this kind of arbitrage, including the FCC’s previous rule against co-mingling unbundled elements and other services.

Multiple parties, including Verizon, appealed various aspects of the decision. Multiple parties also have asked the FCC to clarify or reconsider various aspects of its order, and Verizon has petitioned the FCC to make clear that any broadband facilities that do not have to be unbundled under Section 251 of the 1996 Act also do not have to be unbundled under another provision of the 1996 Act. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued an order upholding the FCC in part, and overturning its order in part. The court upheld the FCC with respect to broadband facilities. On the narrowband unbundling requirements and on the EELs rules, the court reversed key aspects of the FCC decision. The court’s reversal of the FCC will not go into effect for 60 days following the ruling or until a petition for rehearing is denied or granted.

Intercarrier Compensation

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $.0015 to $.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale for its April 27, 2001 order, but declined to vacate the order while it is on remand. As a result, pending further action by the FCC, the FCC’s underlying order remains in effect.

More generally, the FCC has an ongoing rulemaking that could fundamentally restructure the regulatory regime for intercarrier compensation, including, but not limited to, access charges, compensation for Internet traffic, and reciprocal compensation for local traffic. The FCC also is considering multiple petitions asking it to declare whether, and under what circumstances, services that employ Internet protocol are subject to access charges under current law, or asking it to forbear from any requirement to pay access charges on some such services. The FCC also has announced that it intends to initiate a rulemaking proceeding to address the regulation of voice over Internet protocol services generally.

Broadband Services

The FCC has several ongoing rulemakings considering the regulatory treatment of broadband services. Among the questions at issue are whether to require local telephone companies like Verizon to offer such services as a common carrier or whether such services may be offered under a potentially less regulated private carriage arrangement, and whether to declare broadband services offered by local telephone companies as non-dominant and what the effect should be of any such classification.

Subsequent Event

On February 2, 2004, we declared and paid a dividend in the amount of $100.0 million to our parent, Verizon.

Verizon New Jersey Inc.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk in the normal course of our business. The majority of our debt is fixed rate debt and we did not have any derivatives as of December 31, 2003 and 2002. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month.

The following table summarizes the fair values of our long-term debt as of December 31, 2003 and 2002. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

	December 31
	2003	2002
	(Dollars in Millions)
Fair value of long-term debt	$1,856.1	$1,997.4
Fair value assuming a +100-basis-point shift	1,731.5	1,857.9
Fair value assuming a –100-basis-point shift	1,994.6	2,147.5

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on Pages F-1 through F-24.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this annual report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, which disclosed no significant deficiencies or material weaknesses, they have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared. There were no significant changes in the registrant’s internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(Omitted pursuant to General Instruction I(2).)

Item 11.	Executive Compensation

(Omitted pursuant to General Instruction I(2).)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(Omitted pursuant to General Instruction I(2).)

Item 13.	Certain Relationships and Related Transactions

(Omitted pursuant to General Instruction I(2).)

Verizon New Jersey Inc.

Item 14.	Principal Accountant Fees and Services

The Audit and Finance Committee of Verizon serves the audit committee function for us.

Fees for services provided to us by Ernst & Young LLP, our independent auditor, during 2003 and 2002 were as follows:

	2003	2002
	(Dollars in Millions)

Audit fees	$ .6	$ .6
Audit-related fees*	.3	.2
Tax fees*	.1	—

*	Audit-related fees primarily include regulatory audits, due diligence procedures and accounting consultations. Tax fees primarily consist of state and local tax consultations. Verizon’s Audit and Finance Committee considered, in reliance on management and the independent auditor, whether the provision of these services is compatible with maintaining the independence of Ernst & Young.

Verizon’s Audit and Finance Committee has established policies and procedures regarding pre-approval of all services provided by the independent auditor. At the beginning of the fiscal year, the Committee pre-approves the engagement of the independent auditor to provide audit services based on fee estimates. The Committee also pre-approves proposed audit-related services, tax services and other permissible services, based on specified project and service details, fee estimates, and aggregate fee limits for each service category. The Committee receives a report at each meeting on the status of services provided or to be provided by the independent auditor and the related fees.

Verizon New Jersey Inc.

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

3a	Restated Certificate of Incorporation of the registrant, dated September 28, 1989 and filed November 28, 1989. (Exhibit 3a to Form 10-K for the year ended December 31, 1989.)

3a(i)	Certificate of Amendment to the registrant’s Certificate of Incorporation, dated January 7, 1994 and filed January 13, 1994. (Exhibit 3a(i) to Form 10-K for the year ended December 31, 1993.)

3a(ii)	Certificate of Amendment to the Certificate of Incorporation, dated July 3, 2000 and filed July 27, 2000. (Exhibit 3a(ii) to Form 10-Q for the period ended June 30, 2000.)

3b	By-Laws of the registrant, as amended August 12, 2002. (Exhibit 3b to Form 10-Q for the period ended June 30, 2002.)

4	No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

12	Computation of Ratio of Earnings to Fixed Charges.

23	Consent of Independent Auditors.

31a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Officer certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no Current Reports on Form 8-K filed or furnished during the quarter ended December 31, 2003.

Verizon New Jersey Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON NEW JERSEY INC.

Date: March 30, 2004	By	/s/ EDWIN F. HALL
Edwin F. Hall
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2004

/s/ JOHN F. KILLIAN John F. Killian	Chief Financial Officer (Principal Financial Officer)	March 30, 2004

/s/ EDWIN F. HALL Edwin F. Hall	Controller	March 30, 2004

/s/ DENNIS M. BONE Dennis M. Bone	Director	March 30, 2004

/s/ BRUCE D. COHEN Bruce D. Cohen	Director	March 30, 2004

/s/ DOUGLAS R. SMITH Douglas R. Smith	Director	March 30, 2004

Verizon New Jersey Inc.

Financial statement schedules other than those listed above have been omitted because such schedules are not required or applicable.

Verizon New Jersey Inc.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowner

Verizon New Jersey Inc.

We have audited the accompanying balance sheets of Verizon New Jersey Inc. (the Company) as of December 31, 2003 and 2002, and the related statements of income, changes in shareowner’s investment, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule referenced in the index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verizon New Jersey Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its methods of accounting for stock-based compensation and asset retirement obligations effective January 1, 2003.

/s/Ernst & Young LLP

New York, New York

January 29, 2004

Verizon New Jersey Inc.

STATEMENTS OF INCOME

For the Years Ended December 31

(Dollars in Millions)

	2003	2002	2001

OPERATING REVENUES (including $266.7, $193.9 and $197.2 from affiliates)	$3,616.9	$3,870.2	$4,028.0

OPERATING EXPENSES (including $995.4, $730.5 and $717.2 to affiliates)
Cost of services and sales (exclusive of items shown below)	1,122.4	1,032.7	1,164.9
Selling, general and administrative expense	1,315.0	967.9	874.3
Depreciation and amortization expense	848.3	887.6	923.2

TOTAL OPERATING EXPENSES	3,285.7	2,888.2	2,962.4

OPERATING INCOME	331.2	982.0	1,065.6

Other income and (expense), net (including $.2, $.2 and $.9 from affiliate)	(2.6)	.8	4.4
Interest expense (including $4.3, $6.8 and $40.9 to affiliate)	(114.6)	(127.2)	(119.3)

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	214.0	855.6	950.7
Provision for income taxes	(82.8)	(342.5)	(387.0)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	131.2	513.1	563.7
Cumulative effect of accounting change, net of tax	154.3	—	—

NET INCOME	$285.5	$513.1	$563.7

See Notes to Financial Statements.

Verizon New Jersey Inc.

BALANCE SHEETS

(Dollars in Millions)

ASSETS

	December 31
	2003	2002

CURRENT ASSETS
Short-term investments	$134.1	$122.6
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $176.7 and $229.0	555.8	623.1
Affiliates	151.7	75.4
Material and supplies	12.6	12.2
Prepaid expenses	158.6	117.8
Deferred income taxes	149.9	83.0
Other	92.1	92.0

Total current assets	1,254.8	1,126.1

PLANT, PROPERTY AND EQUIPMENT	12,954.8	12,837.0
Less accumulated depreciation	8,264.0	8,041.4

	4,690.8	4,795.6

INTANGIBLE ASSETS, NET	86.7	117.0

PREPAID PENSION ASSET	477.3	576.7

OTHER ASSETS	195.4	241.4

TOTAL ASSETS	$6,705.0	$6,856.8

See Notes to Financial Statements.

Verizon New Jersey Inc.

BALANCE SHEETS

(Dollars in Millions)

LIABILITIES AND SHAREOWNER’S INVESTMENT

	December 31
	2003	2002

CURRENT LIABILITIES
Debt maturing within one year:
Note payable to affiliate	$429.5	$406.4
Other	252.3	1.7
Accounts payable and accrued liabilities:
Affiliates	402.2	203.2
Other	651.2	639.8
Other current liabilities	243.7	198.3

Total current liabilities	1,978.9	1,449.4

LONG-TERM DEBT	1,445.2	1,833.2

EMPLOYEE BENEFIT OBLIGATIONS	743.1	665.1

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	661.6	530.9
Other	161.4	267.4

	823.0	798.3

SHAREOWNER’S INVESTMENT
Common stock—one share, without par value	1,381.2	1,381.2
Reinvested earnings	333.6	729.6

Total shareowner’s investment	1,714.8	2,110.8

TOTAL LIABILITIES AND SHAREOWNER’S INVESTMENT	$6,705.0	$6,856.8

See Notes to Financial Statements.

Verizon New Jersey Inc.

STATEMENTS OF CHANGES IN SHAREOWNER’S INVESTMENT

For the Years Ended December 31

(Dollars in Millions)

	2003	2002	2001

COMMON STOCK
Balance at beginning of year	$1,381.2	$1,381.2	$1,381.2

Balance at end of year	1,381.2	1,381.2	1,381.2

REINVESTED EARNINGS
Balance at beginning of year	729.6	827.8	819.1
Net income	285.5	513.1	563.7
Dividends declared	(681.5)	(611.5)	(555.0)
Other	—	.2	—

Balance at end of year	333.6	729.6	827.8

TOTAL SHAREOWNER’S INVESTMENT	$1,714.8	$2,110.8	$2,209.0

See Notes to Financial Statements.

Verizon New Jersey Inc.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31

(Dollars in Millions)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of accounting change	$131.2	$513.1	$563.7
Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	848.3	887.6	923.2
Employee retirement benefits	202.6	(101.2)	(157.5)
Deferred income taxes, net	(42.7)	96.6	(28.4)
Provision for uncollectible accounts	21.0	140.9	102.7
Equity income from affiliate	—	—	(.6)
Dividends received from equity affiliate	.3	—	.7
Changes in current assets and liabilities:
Accounts receivable	(30.0)	(54.5)	(81.3)
Material and supplies	(.4)	4.3	(.4)
Other current assets	(40.9)	(90.7)	22.0
Accounts payable and accrued liabilities	217.8	(158.9)	371.8
Other current liabilities	45.4	.5	2.6
Other, net	(92.3)	.5	61.4

Net cash provided by operating activities	1,260.3	1,238.2	1,779.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (including capitalized network and non-network software)	(443.6)	(709.0)	(1,073.3)
Purchases of short-term investments	(134.1)	(122.6)	(128.0)
Proceeds from sale of short-term investments	122.6	128.0	75.2
Other, net	3.4	2.4	—

Net cash used in investing activities	(451.7)	(701.2)	(1,126.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	985.6	—
Principal repayments of borrowings and capital lease obligations	(2.6)	(108.3)	(7.4)
Early extinguishment of debt	(140.0)	(305.0)	—
Net change in note payable to affiliate	23.1	(503.3)	(73.1)
Dividends paid	(681.5)	(611.5)	(555.0)
Net change in outstanding checks drawn on controlled disbursement accounts	(7.6)	5.5	(18.3)

Net cash used in financing activities	(808.6)	(537.0)	(653.8)

NET CHANGE IN CASH	—	—	—

CASH, BEGINNING OF YEAR	—	—	—

CASH, END OF YEAR	$—	$—	$—

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

Revenue Recognition

We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. In general, fixed fees for local telephone, long distance and certain other services are billed one month in advance and recognized the following month when earned. Revenue from other products that are not fixed fee or that exceed contracted amounts is recognized when such services are provided.

We recognize revenue for services, in which we bundle the equipment with maintenance and monitoring services, when the equipment is installed in accordance with contractual specifications and ready for the customer’s use. The maintenance and monitoring services are recognized monthly over the term of the contract as we provide the services. Long-term contracts are accounted for using the percentage of completion method. We use the completed contract method if we cannot estimate the costs with a reasonable degree of reliability.

Customer activation fees, along with the related costs up to, but not exceeding the activation fees, are deferred and amortized over the customer relationship period.

Verizon New Jersey Inc.

Maintenance and Repairs

We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Cost of Services and Sales as these costs are incurred.

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

Average Lives (in years)
Buildings	33 – 35
Central office equipment	5 – 12
Outside communications plant	15 – 50
Furniture, vehicles and other	3 – 15

When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge it to accumulated depreciation. (See “Accounting Changes – Asset Retirement Obligations” below.)

We capitalize network software purchased or developed in connection with related plant assets. We also capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest cost.

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

Computer Software Costs

We capitalize the cost of internal-use network and non-network software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Subsequent additions, modifications or upgrades to internal-use network and non-network software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of non-network internal-use software. Capitalized non-network internal-use computer software costs are amortized using the straight-line method over a period of 3 to 7 years.

Verizon New Jersey Inc.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives are amortized over their useful lives. The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or indefinite-lived intangible assets at December 31, 2003 and 2002.

Our other intangible assets consist of non-network internal-use software as follows:

	As of December 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in Millions)
Non-network internal-use software (3 to 7 years)	$198.1	$111.4	$194.7	$77.7

Intangible asset amortization expense was $33.5 million in 2003. Amortization expense is estimated to be $31.2 million in 2004, $22.8 million in 2005, $17.3 million in 2006, $10.1 million in 2007, and $3.7 million in 2008, related to our non-network internal-use software.

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

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards (see Note 2 for additional information on the impact of adopting SFAS No. 123).

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

Verizon New Jersey Inc.

Derivative Instruments

We employ risk management strategies to manage our exposure to fluctuations in interest rates. We do not hold derivatives for trading purposes.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, we measure all derivatives, including derivatives embedded in other financial instruments, at fair value and recognize them as either assets or liabilities on our balance sheets. Changes in the fair values of derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings.

Comprehensive Income

We had no comprehensive income components for the years ended December 31, 2003, 2002 and 2001. Therefore, comprehensive income is the same as net income for both years.

2. ACCOUNTING CHANGES

Stock-Based Compensation

We participate in employee compensation plans sponsored by Verizon with awards of Verizon common stock. As discussed in Note 1, Verizon adopted the fair value recognition provisions of SFAS No. 123 using the prospective method as permitted under SFAS No. 148.

The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions)
Net Income, As Reported	$285.5	$513.1	$563.7
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	.2	—	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.6)	(7.4)	(9.9)

Pro Forma Net Income	$285.1	$505.7	$553.8

After-tax compensation expense for other stock-based compensation included in net income as reported for the years ended December 31, 2003, 2002, and 2001 was not material.

For additional information on assumptions used to determine the pro forma amounts as well as other information related to our stock-based compensation plans, see Note 7.

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed

Verizon New Jersey Inc.

salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $260.8 million ($154.3 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the year ended December 31, 2003.

Debt Extinguishment

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” We adopted this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, reclassified the losses on the early extinguishment of debt and related tax benefits that were previously reported in our statements of income as extraordinary items to Other income and (expense) and Provision for income taxes.

3. PLANT, PROPERTY AND EQUIPMENT

The following table displays the details of plant, property and equipment, which is stated at cost:

	December 31
	2003	2002
	(Dollars in Millions)
Land	$43.4	$43.5
Buildings	987.8	962.0
Central office equipment	5,985.6	5,768.7
Outside communications plant	4,739.0	4,643.2
Furniture, vehicles and other work equipment	913.3	991.1
Construction-in-progress	59.6	108.7
Other	226.1	319.8

	12,954.8	12,837.0
Accumulated depreciation	(8,264.0)	(8,041.4)

Total	$4,690.8	$4,795.6

See “Accounting Changes—Asset Retirement Obligations” in Note 2.

4. LEASES

We lease certain facilities and equipment for use in our operations under both capital and operating leases. We incurred initial capital lease obligations of $1.2 million in 2003, $2.4 million in 2002 and $5.5 million in 2001.

Capital lease amounts included in plant, property and equipment are as follows:

	December 31
	2003	2002
	(Dollars in Millions)
Capital leases	$24.4	$73.1
Accumulated amortization	(12.8)	(63.4)

Total	$11.6	$9.7

Total rent expense amounted to $166.0 million in 2003, $141.8 million in 2002 and $124.9 million in 2001. Of these amounts, $139.8 million in 2003, $117.7 million in 2002 and $102.8 million in 2001 were lease payments to affiliated companies for land and buildings.

Verizon New Jersey Inc.

This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2003:

Years	Capital Leases	Operating Leases
	(Dollars in Millions)
2004	$3.8	$9.6
2005	2.4	7.8
2006	2.1	5.8
2007	2.2	4.5
2008	1.5	4.0
Thereafter	8.9	16.1

Total minimum rental commitments	20.9	$47.8

Less interest and executory costs	(9.3)

Present value of minimum lease payments	11.6
Less current installments	(2.3)

Long-term obligation at December 31, 2003	$9.3

5. DEBT

Debt Maturing Within One Year

Debt maturing within one year consists of the following at December 31:

	2003	2002
	(Dollars in Millions)
Note payable to affiliate (VNFC)	$429.5	$406.4
Long-term debt maturing within one year	252.3	1.7

Total debt maturing within one year	$681.8	$408.1

Weighted average interest rate for note payable outstanding at year-end	1.1%	1.4%

We have a contractual agreement with an affiliated company, Verizon Network Funding Corp. (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon’s network services subsidiaries, including us, and invests funds in temporary investments on their behalf.

Verizon New Jersey Inc.

Long-Term Debt

Long-term debt consists principally of debentures that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

Description	Interest Rate	Maturity	2003	2002
			(Dollars in Millions)
Ten year debenture	5 7/8	2004	$250.0	$250.0
Forty year debenture	4 5/8	2005	—	40.0
Ten year debenture	5 7/8	2012	1,000.0	1,000.0
Thirty year debenture	8	2022	200.0	200.0
Thirty year debenture	7 1/4	2023	—	100.0
Thirty-one year debenture	6.80	2024	100.0	100.0
Forty year debenture	7.85	2029	149.9	149.9

			1,699.9	1,839.9
Unamortized discount and premium, net			(14.0)	(15.8)
Capital lease obligations—average rate 12.4% and 11.1%			11.6	10.8

Total long-term debt, including current maturities			1,697.5	1,834.9
Less maturing within one year			(252.3)	(1.7)

Total long-term debt			$1,445.2	$1,833.2

We are in compliance with all of our debt covenants.

During 2003, we redeemed the entire outstanding principal amount of our $100.0 million 7 1/4% debentures due on March 1, 2023. We recorded a loss of $4.1 million to other income and (expense) due to this redemption. We also redeemed the entire outstanding principal amount of our $40.0 million 4 5/8% debentures due June 1, 2005. There was no material impact to our results of operations due to this redemption.

During 2002, we issued $1.0 billion of 5 7/8% debentures due on January 17, 2012, at a discount. Proceeds from this sale of $985.6 million were used to repay or refinance existing indebtedness and for general corporate purposes. Also in 2002, we recorded a loss of $2.9 million to other income and (expense) associated with the early extinguishment of long-term debt. These debt extinguishments consisted of the following:

•	$55.0 million of 5 7/8% debentures due on December 1, 2006

•	$50.0 million of 6 5/8% debentures due on April 1, 2008

•	$125.0 million of 7 1/4% debentures due on April 1, 2011

•	$75.0 million of 7 3/8% debentures due on June 1, 2012

Maturities of long-term debt outstanding at December 31, 2003, excluding capital lease obligations and unamortized discount and premium are as follows:

Years
(Dollars in Millions)
2004	$ 250.0
2005	—
2006	—
2007	—
2008	—
Thereafter	1,449.9

Total long-term debt outstanding	$1,699.9

Verizon New Jersey Inc.

6. FINANCIAL INSTRUMENTS

Derivatives

We did not have any derivatives as of December 31, 2003, 2002 and 2001. Consequently, SFAS No. 133 did not have an impact on our results of operations or financial position.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments and trade receivables. Concentrations of credit risk with respect to trade receivables, other than those from AT&T, are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $222.9 million in 2003, $274.3 million in 2002 and $326.2 million in 2001.

While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider this risk remote and do not expect the settlement of these transactions to have a material effect on our results of operations or financial position.

Fair Values of Financial Instruments

The table below provides additional information about our material financial instruments at December 31:

Financial Instrument	Valuation Method
Short-term note payable to affiliate (VNFC) and short-term investments	Carrying amounts
Debt (excluding capital leases)	Future cash flows discounted at current rates

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Millions)
Debt and note payable to affiliate	$2,115.4	$2,285.6	$2,230.5	$2,403.8

7. STOCK INCENTIVE PLANS

Stock-option related employee compensation expense for 2003 grants and the pro forma amounts for prior years (see Note 2) were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	4.0%	3.2%	2.7%
Expected volatility	30.9%	28.5%	29.1%
Risk-free interest rate	3.4%	4.6%	4.8%
Expected lives (in years)	6	6	6

The weighted-average value of options granted during 2003, 2002 and 2001, was $8.41, $12.11 and $15.24, respectively.

Beginning in 2003, stock option grants to some levels of management were reduced, and accompanied by performance-based share awards.

The structure of Verizon’s stock incentive plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2003.

Verizon New Jersey Inc.

8. EMPLOYEE BENEFITS

We participate in Verizon’s benefit plans. Verizon maintains noncontributory defined benefit pension plans for many of our management and associate employees. The postretirement health care and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company’s share of cost for recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. We use a measurement date of December 31 for our pension and postretirement health care and life insurance plans.

The structure of Verizon’s benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2003.

Pension and Other Postretirement Benefits

Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Approximately 89% of our employees (associates) are covered by collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Verizon may also periodically amend the benefits in the management plans.

Benefit Cost

	Years ended December 31
	Pension			Health Care and Life
(Dollars in Millions)	2003	2002	2001	2003	2002	2001
Net periodic benefit (income) cost	$(166.0)	$(248.4)	$(270.6)	$86.4	$34.8	$24.4

Termination benefits	247.5	30.1	88.7	22.3	.6	—
Settlement loss (gain)	11.6	(29.6)	—	—	—	—
Curtailment loss (gain)	6.4	46.0	—	(5.6)	65.3	—

Subtotal	265.5	46.5	88.7	16.7	65.9	—

Total (income) cost	$99.5	$(201.9)	$(181.9)	$103.1	$100.7	$24.4

As part of a Verizon workforce reduction plan, we have continued to reduce our headcount as allowed under various management and associate employee benefit plans. As a result, we recorded $269.8 million, $30.7 million and $88.7 million in 2003, 2002 and 2001, respectively, in connection with various pension and retirement benefit enhancements. In addition, we recorded a pension settlement loss of $11.6 million in 2003 and a settlement gain of $(29.6) million in 2002, as lump-sum payments exceeded the threshold of service and interest costs. Further, we recorded a net curtailment loss of $.8 million and $111.3 million in 2003 and 2002, respectively, associated with a significant reduction of the expected years of future service of present employees, which was largely impacted by employee terminations in 2003 and 2002. The special termination benefits, curtailment and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

Amounts recognized in the balance sheets at December 31 consist of:

	Pension		Health Care and Life
	2003	2002	2003	2002
(Dollars in Millions)
Prepaid pension asset	$477.3	$576.7	$—	$—
Employee benefit obligations	6.5	6.6	690.3	613.4

The changes in the employee benefit asset and obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions), curtailments, settlements and special termination benefits. As a result of extending and increasing limits (caps) on company payments toward retiree health care costs in connection with the union contracts ratified in 2003, we began recording retiree health care costs as if there were no caps effective in the fourth quarter of 2003 relative to these union contracts.

Verizon New Jersey Inc.

Assumptions

The actuarial assumptions used are based on market interest rates, past experience, and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations.

The weighted-average assumptions used in determining benefit obligations at December 31,

	Pension		Health Care and Life
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of future increases in compensation	5.00	5.00	4.00	4.00

The weighted-average assumptions used in determining net periodic cost for years ended December 31,

	Pension			Health Care and Life
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%
Expected return on plan assets	8.50	9.25	9.25	8.50	9.25	9.25
Rate of compensation increase	5.00	5.00	5.00	4.00	4.00	4.00

In order to project the long-term target investment return for the total portfolio, estimates are prepared for the total return of each major asset class over the subsequent 10-year period, or longer. Those estimates are based on a combination of factors including the following: observable current market interest rates, consensus earnings expectations, historical long-term performance and value-added, and the use of conventional long-term risk premiums. To determine the aggregate return for the pension trust, the projected return of each individual asset class is then weighted according to the allocation to that investment area in the Trust’s long-term asset allocation policy. The projected long-term results are then also compared to the investment return earned over the previous 10-years.

The assumed health care cost trend rates at December 31,

	Health Care and Life
	2003	2002	2001
Health care cost trend rate assumed for next year	10.00%	11.00%	10.00%
Rate to which cost trend rate gradually declines	5.00%	5.00%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2008	2007	2005

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Verizon sponsors several postretirement health care plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D and has elected to recognize the impact of the federal subsidy on their accumulated postretirement benefit obligation and net postretirement benefits costs. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could impact current accounting for the effects of the Medicare Drug Act.

Savings Plans and Employee Stock Ownership Plans

Substantially all of our employees are eligible to participate in savings plans maintained by Verizon. Verizon maintains two leveraged employee stock ownership plans (ESOPs) for its employees of the former Bell Atlantic Companies. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Verizon’s common stock. Verizon recognizes leveraged ESOP cost based on the modified shares allocated method for these leveraged ESOPs that held securities before December 15, 1989. We recognize our proportionate share of total ESOP cost based on our matching obligation attributable to our participating employees. We recorded total savings plan costs of $27.7 million in 2003, $25.8 million in 2002, and $26.8 million in 2001.

Verizon New Jersey Inc.

Severance Benefits

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. The costs for these plans are accounted for under SFAS No. 112. We accrue for severance benefits based on the terms of our severance plan over the estimated service periods of the employees. The accruals are also based on the historical run-rate of actual severances and expectations for future severances. In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans we recorded a special charge of $73.5 million. As a result of the Verizon workforce reduction plan in 2003 and 2002, it was determined that the severance liability was not sufficient and we recorded a special charge of $134.7 million and $61.5 million, respectively. Severance costs are included in selling, general and administrative expense in our statements of income. The following table provides an analysis of our severance liability:

Year	Beginning of Year	Charged to Expense (a)	Payments	Other (b)	End of Year
	(Dollars in Millions)
2001	$28.2	$77.9	$(5.4)	$(1.0)	$99.7
2002	99.7	62.4	(48.2)	(12.2)	101.7
2003	101.7	138.9	(43.2)	(20.4)	177.0
(a)	Includes (1) accruals for ongoing employee severance costs, (2) special charges of $134.7 million in 2003, $61.5 million in 2002 and $73.5 million in 2001.

(b)	Includes amounts reallocated to other Verizon affiliates. From time to time, Verizon must redistribute across its subsidiaries the amount of severance liability based on actual experience at the companies.

The remaining severance liability includes future contractual payments to employees separated as of the end of the year. As of December 31, 2003, a total of over 2,800 employees have been separated under the 2002 and 2003 severance programs.

9. INCOME TAXES

The components of income tax expense (benefit) are presented in the following table:

	Years Ended December 31
	2003	2002	2001
	(Dollars in Millions)
Current:
Federal	$97.1	$193.1	$332.0
State and local	28.4	52.8	83.4

	125.5	245.9	415.4

Deferred:
Federal	(32.6)	73.0	(34.7)
State and local	(9.2)	24.5	7.6

	(41.8)	97.5	(27.1)

	83.7	343.4	388.3
Investment tax credits	(.9)	(.9)	(1.3)

Total income tax expense	$82.8	$342.5	$387.0

Verizon New Jersey Inc.

The following table shows the primary reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Years Ended December 31
	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	5.9	5.9	6.2
Investment tax credits	(.4)	(.1)	(.1)
Other, net	(1.8)	(.8)	(.4)

Effective income tax rate	38.7%	40.0%	40.7%

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax (assets) liabilities are shown in the following table:

	December 31
	2003	2002
	(Dollars in Millions)

Depreciation	$782.0	$625.2
Employee benefits	(136.8)	(65.1)
Allowance for uncollectible accounts	(65.5)	(53.3)
Investment tax credits	(6.9)	(7.3)
Other, net	(78.0)	(69.5)

Net deferred tax liability	$494.8	$430.0

Employee benefits include $300.0 million deferred tax asset at December 31, 2003 and $268.6 million at December 31, 2002 related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

Verizon New Jersey Inc.

10. TRANSACTIONS WITH AFFILIATES

Our financial statements include transactions with Verizon Services, (including Verizon Services Corp., Verizon Services Group, Verizon Corporate Services Group Inc. as previously described), Verizon Internet Services Inc., Verizon Wireless Inc., Verizon Global Networks Inc., Verizon Long Distance, Verizon Operating Telephone Companies, Verizon Advanced Data Inc., Verizon Data Services Inc., Verizon Connected Solutions Inc., Verizon Network Funding Corp., Verizon and other affiliates.

Transactions with affiliates are summarized as follows:

	Years Ended December 31
	2003	2002	2001
	(Dollars in Millions)
Operating revenues:
Verizon Services	$88.9	$77.4	$86.8
Verizon Internet Services Inc.	87.4	63.1	29.2
Verizon Wireless Inc.	32.8	22.7	24.7
Verizon Global Networks Inc.	26.8	3.8	9.2
Verizon Long Distance	19.3	5.1	6.0
Verizon Operating Telephone Companies	7.8	8.2	6.3
Verizon Advanced Data Inc.	.4	3.4	9.5
Interstate revenue sharing from affiliates	—	—	23.3
Other	3.3	10.2	2.2

	266.7	193.9	197.2

Operating expenses:
Verizon Services	914.1	674.2	642.9
Verizon Data Services Inc.	49.8	14.1	3.7
Verizon Connected Solutions Inc.	36.6	40.2	58.7
Verizon Operating Telephone Companies	6.0	8.8	6.2
Verizon Advanced Data Inc.	4.9	2.6	—
Verizon Wireless Inc.	4.7	4.4	5.2
Verizon Long Distance (recovery of costs)	(21.8)	(14.2)	—
Other	1.1	.4	.5

	995.4	730.5	717.2

Other income and (expense), net:
Equity income from investee	—	—	.6
Interest income from Verizon Services	.2	.2	.3

	.2	.2	.9

Interest expense to Verizon Network Funding Corp.	4.3	6.8	40.9
Dividends paid to Verizon	681.5	611.5	555.0
Dividends received from affiliate	.3	—	.7

Outstanding balances with affiliates are reported on the balance sheets at December 31, 2003 and 2002 as Accounts Receivable—Affiliates, Note Payable to Affiliate, and Accounts Payable and Accrued Liabilities—Affiliates.

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

Verizon New Jersey Inc.

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

Verizon Long Distance

Our operating revenues and expenses include transactions with Verizon Long Distance who utilizes our facilities to provide long distance services to their customers. We record revenue in connection with the provision of billing and collection services, including programming charges associated with billing system changes. In addition, we recognize revenues associated with the provision of local telephone services. We also bill Verizon Long Distance for services associated with joint marketing agreements and the training of our employees for sales activities in order to recover our incurred costs. These transactions are recorded as credits to our operating expenses.

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

Verizon Advanced Data Inc.

In 2001, our operating revenues included transactions with Verizon Advanced Data Inc. (VADI) associated with the provision of local and network access services, billing and collection services, and the purchase of unbundled network elements. These revenues were earned from VADI who utilized our facilities to provide advanced data services to their customers. Beginning in 2002, the responsibility for the provision of advanced data services was transferred back to us. We continue to earn revenue from VADI for the provision of local telephone services.

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

Verizon New Jersey Inc.

Verizon Connected Solutions Inc.

Verizon Connected Solutions Inc. provides installation and maintenance services to our customers. We record these services at cost.

Verizon Network Funding Corp.

We recognize interest expense/income in connection with a contractual agreement with an affiliated company, Verizon Network Funding Corp. (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon’s network services subsidiaries, including us, and invests funds in temporary investments on their behalf.

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

11. ADDITIONAL FINANCIAL INFORMATION

The tables below provide additional financial information related to our financial statements:

	December 31
	2003	2002
	(Dollars in Millions)
BALANCE SHEETS:
Accounts payable and accrued liabilities:
Accounts payable—other	$362.7	$408.2
Accounts payable—affiliates	401.8	202.8
Accrued vacation pay	46.0	55.2
Accrued expenses	200.4	131.8
Accrued taxes	7.1	6.3
Interest payable—other	35.0	38.3
Interest payable—affiliate	.4	.4

	$1,053.4	$843.0

Other current liabilities:
Advance billings and customer deposits	$112.7	$120.1
Other	131.0	78.2

	$243.7	$198.3

	Years Ended December 31
	2003	2002	2001
	(Dollars in Millions)
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
Income taxes, net of amounts refunded	$171.3	$552.9	$161.1
Interest, net of amounts capitalized	116.5	103.7	122.7

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized	114.6	127.2	119.3
Capitalized interest	4.6	7.1	11.5
Advertising expense	18.5	16.9	12.5
Depreciation expense	814.8	807.9	854.9

Advertising expense includes $18.5 million in 2003, $16.9 million in 2002 and $12.3 million in 2001 allocated to us by Verizon Services.

We classified $11.0 million, $18.6 million and $12.3 million of bank overdrafts as accounts payable at December 31, 2003, 2002 and 2001, respectively.

Verizon New Jersey Inc.

12. COMMITMENTS AND CONTINGENCIES

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

13. SEGMENT INFORMATION

We have one reportable segment, which provides domestic wireline telecommunications services. Specifically, we provide local telephone services including voice and data transport, enhanced and custom calling features, network access, directory assistance and private lines. In addition, we provide customer premises equipment distribution, billing and collection and pay telephone services.

14. SUBSEQUENT EVENT

On February 2, 2004, we declared and paid a dividend in the amount of $100.0 million to our parent, Verizon.

Verizon New Jersey Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in Millions)

		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note(a)	Deductions Note (b)	Balance at End of Period

Allowance for Uncollectible
Accounts Receivable:

Year 2003	$229.0	$21.0	$36.9	$110.2	$176.7

Year 2002	154.8	140.9	61.1	127.8	229.0

Year 2001	84.0	102.7	92.4	124.3	154.8

Merger-Related Costs:

Year 2003	$—	$—	$—	$—	$—

Year 2002	31.3	—	—	31.3	—

Year 2001	33.5	—	4.5	6.7	31.3

(a)	Allowance for Uncollectible Accounts Receivable includes amounts previously written off which were credited directly to this account when recovered and accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed.

(b)	Amounts written off as uncollectible, reallocated to other Verizon affiliates, utilized or paid. From time to time, Verizon must redistribute across its subsidiaries the amount of the severance liability based on actual experience at the companies.

Verizon New Jersey Inc.

Form 10-K for 2003

File No. 1-3488

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number

3a		Restated Certificate of Incorporation of the registrant, dated September 28, 1989 and filed November 28, 1989. (Exhibit 3a to Form 10-K for the year ended December 31, 1989.)

3a	(i)	Certificate of Amendment to the registrant’s Certificate of Incorporation, dated January 7, 1994 and filed January 13, 1994. (Exhibit 3a(i) to Form 10-K for the year ended December 31, 1993.)

3a	(ii)	Certificate of Amendment to the Certificate of Incorporation, dated July 3, 2000 and filed July 27, 2000. (Exhibit 3a(ii) to Form 10-Q for the period ended June 30, 2000.)

3b		By-Laws of the registrant, as amended August 12, 2002. (Exhibit 3b to Form 10-Q for the period ended June 30, 2002.)

4		No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

12		Computation of Ratio of Earnings to Fixed Charges.

23		Consent of Independent Auditors.

31a		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31b		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Officer certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.